Form 10-Q
period 2011-03-31
American Petroleum Tankers Parent LLC
filed 2011-05-16
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number	333-171331

AMERICAN PETROLEUM TANKERS PARENT LLC

(Exact name of registrant as specified in its charter)

Delaware	90-0587372
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

345 Park Avenue, 29th Floor, New York NY, c/o The Blackstone Group L.P.	10154
(Address of principal executive offices)	(Zip code)

(215) 435-9569

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [   ] or No [Ö].

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [   ] or No [   ].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non- accelerated filer [Ö] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] or No [Ö].

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AMERICAN PETROLEUM TANKERS PARENT LLC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness;

•	general economic and business conditions in the United States;

•	our dependence on a limited number of customers;

•	our limited operating history;

•	capital expenditures required to maintain the operating capacity of our fleet;

•	competitive pressures and trends;

•	fluctuations in shipping volume; and

•	modifications to or repeal of the Jones Act or OPA 90.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in Amendment No. 5 to the registration statement filed on Form S-4 on April 8, 2011 (the “Registration Statement), under “Risk Factors”. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date of this prospectus or to reflect the occurrence of unanticipated events.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Balance Sheets

as of March 31, 2011 and December 31, 2010

(in thousands)

	March 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$ 37,277	$ 18,241
Accounts receivables	14,241	11,095
Prepaid expenses and other current assets	368	453
Restricted cash	900	7,923

Total Current Assets	52,786	37,712
Deferred financing costs, net	11,662	12,255
Other assets	3,660	3,573
Vessels, net	687,087	692,178

Total Assets	$ 755,195	$ 745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$ 5,199	$ 6,385
Accrued interest	12,172	4,869
Payable due USS Entities	250	320
Unearned revenue	4,403	4,508
Current portion of long-term debt	27,000	-

Total Current Liabilities	49,024	16,082
Long-term debt (includes amounts to related parties of $372,014 and $361,959 at March 31, 2011 and December 31, 2010, respectively)	623,442	639,985

Total Liabilities	672,466	656,067

Commitments and Contingencies (Notes 5, 11 and 14)

Members’ Equity	82,729	89,651

Total Liabilities and Members’ Equity	$ 755,195	$ 745,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(in thousands)

	2011	2010
Revenues	$ 27,005	$ 12,569

Expenses:
Vessel operating expenses	7,915	5,126
General and administrative expenses	769	337
Depreciation	5,915	3,804
Management fees	787	559

Total Expenses	15,386	9,826

Operating income	11,619	2,743

Other income (expense):
Interest income	5	-
Interest expense (includes amounts to related parties, as discussed in Note 7)	(18,491)	(4,648)
Derivative losses	(55)	(1,117)

Net loss	$ (6,922)	$ (3,022)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Changes in Members’ Equity

For the Three Months Ended March 31, 2011

(in thousands)

	Member Interests		Total Members’ Equity

	Class A	Class B

Beginning balance at January 1, 2011	$ 89,651	$ -	$ 89,651
Net loss	(6,922)	-	(6,922)

Ending balance at March 31, 2011	$ 82,729	$ -	$ 82,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(in thousands)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$ (6,922)	$ (3,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	(142)	(327)
Depreciation	5,915	3,804
Amortization of deferred financing costs	656	961
Amortization of discount on notes issued	402	-
Derivative losses	55	1,117
Interest paid-in-kind	10,055	3,964
Changes in current assets and liabilities:
Accounts receivables	(3,146)	385
Prepaid expenses and other current assets	85	(113)
Accrued expenses and other liabilities	6,252	(2,291)
Payable due USS Entities	(70)	-
Unearned revenue	(105)	1,453

Net cash provided by operating activities	13,035	5,931

INVESTING ACTIVITIES:
Vessel additions	(959)	(2,025)
Deposits of restricted cash	-	(400)
Withdrawals of restricted cash	7,023	-

Net cash provided by (used in) investing activities	6,064	(2,425)

FINANCING ACTIVITIES:
Payment on long-term debt	-	(3,096)
Payment of debt issuance costs	(63)	-

Net cash used in financing activities	(63)	(3,096)

Net increase in cash and cash equivalents	19,036	410
Cash and cash equivalents at beginning of period	18,241	7,893

Cash and cash equivalents at end of period	$ 37,277	$ 8,303

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vessel and construction-in-progress accruals	$ 2,244	$ 120,388

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

Note 1 - Organization

On May 14, 2010, American Petroleum Tankers LLC (“APT”) consummated a restructuring of its corporate organization, resulting in: (i) the formation of American Petroleum Tankers Holding LLC (“APT Holding”, the “Company”, “we”, “our”, or “us”) as the new parent holding company; (ii) the formation of American Petroleum Tankers Parent LLC (“APT Parent”), as a new wholly-owned subsidiary of APT Holding, and AP Tankers Co., as a new wholly-owned subsidiary of APT Parent; and (iii) the contribution down of the interests of: (a) the former parent holding company, APT, and (b) APT Intermediate Holdco LLC (“Intermediate Holdco”), such that APT and Intermediate Holdco became wholly-owned subsidiaries of APT Parent. As a result of this restructuring, APT, Intermediate Holdco and AP Tankers Co. are entities at the same corporate level, each a directly, wholly-owned subsidiary of APT Parent. As the reorganization occurred among entities under common control, the unaudited condensed consolidated financial statements of the predecessor company, American Petroleum Tankers LLC, are presented as the historical financial statements of APT Holding.

Note 2 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the year ended December 31, 2010.

These financial statements include, in the opinion of management, all adjustments necessary for the fair presentation of the financial information included herein, which are of a normal recurring nature.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affects the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - New Accounting Pronouncements

There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flows.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

Note 4 - Restricted Cash

In connection with the issuance of $285,000 of 10 1/4% First Priority Senior Secured Notes (the “Notes”) on May 17, 2010, as discussed in Note 7, $169,900 of the net proceeds were placed in an escrow account to fund the remaining construction costs of the Company’s vessels. The balance in the escrow account at March 31, 2011 and December 31, 2010 was $900 and $7,923, respectively. During the first quarter of 2011, $7,023 of restricted cash was released from escrow. As discussed in Note 5, the Company was scheduled to make its final vessel construction payments (excluding warranty escrow payments) during the first quarter of 2011; however, the final payment under the Company’s vessel construction contract is being deferred until the expiration of the last vessel warranty period in December 2011. The final payment (excluding warranty escrow payments) is estimated to be no more than $900. The remaining balance in the escrow account is expected to be released from escrow on the first anniversary of the Notes issuance date, as specified in the Notes Agreement.

Note 5 - Construction Contract

The Company entered into a contract with National Steel and Shipbuilding Company (“NASSCO”) for the construction of five 49,000 dwt double-hulled tankers. The vessels were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively.

At March 31, 2011 and December 31, 2010, the Company has accrued $1,900 and $1,835, respectively, payable to NASSCO for completion of the final vessel delivered in December 2010 and $1,000 for warranty escrow payments, with $500 payable in July and December 2011, for the last two vessels delivered. The Company has capitalized these costs within Vessels, Net and accrued the liability within Accrued Expenses and Other Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of the amended construction agreement with NASSCO, the Company was required to make a final payment (excluding the warranty escrow payments) in February 2011. NASSCO and the Company agreed to defer the final payment until the expiration of the last vessel warranty period in December 2011. Future commitments under this contract are further discussed in Note 11.

Note 6 - Vessels, Net

Vessels, Net consists of the following:

	March 31, 2011	December 31, 2010
Vessels	$718,702	$717,878
Less accumulated depreciation	(31,615)	(25,700)

	$687,087	$692,178

Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest expense of $1,448 was capitalized during the three months ended March 31, 2010.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

Note 7 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Notes, net of $6,572 and $6,974 unamortized original discount at March 31, 2011 and December 31, 2010, respectively	$278,428	$278,026
Sponsor Facility	372,014	361,959

	650,442	639,985
Less current portion	(27,000)	-

	$623,442	$639,985

First Priority Senior Secured Notes

On May 17, 2010, APT Parent and AP Tankers Co. issued $285,000, 10 1/4% First Priority Senior Secured Notes (the “Notes”) due 2015 at a price of 97.203%. Interest on the Notes is payable on May 1 and November 1 of each year, beginning November 1, 2010. The net proceeds were used to place $169,900 cash in escrow for the construction of vessels, prepay $97,574 related to a senior secured loan facility, the “DVB Facility”, (including principal, interest, and prepayment penalty), and the remainder was used to pay related transaction fees and expenses, of which $10,080 of costs were capitalized as debt issuance costs within Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that pursuant to the indenture the Company would redeem $27,000 of the principal amount of the Notes unconditionally. The redemption was completed on April 28, 2011, at a cost of $29,171, including premium and accrued interest. As a result, the Company will recognize a loss on redemption of the Notes of approximately $2,220 in the second quarter of 2011. The principal amount of the redeemed Notes has been classified as current debt in the accompanying Unaudited Condensed Consolidated Balance Sheet at March 31, 2011.

In connection with the issuance of the Notes, APT Parent and AP Tankers Co. entered into a registration rights agreement (“Registration Rights Agreement”) which requires the use of reasonable efforts to register notes having substantially identical terms as the Notes with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, prior to May 12, 2011. As discussed in Note 14, the Company completed the registration of the Notes and an exchange offer, exchanging unregistered Notes for Notes registered with the SEC, on May 12, 2011.

Sponsor Facility

The Company maintains a Revolving Notes Facility (the “Sponsor Facility”) pursuant to which the Class A Members or their affiliates have made available $325,000 of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. At March 31, 2011, the Company has borrowings available under the Sponsor Facility of $3,751, which is available through June 30, 2011.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

During the three months ended March 31, 2011 and 2010, the Company recorded $10,055 and $3,964, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $36,867 and $26,812 was recorded as long-term debt at March 31, 2011 and December 31, 2010, respectively.

The maturities of long-term debt subsequent to March 31, 2011, excluding accreted interest on the Sponsor Facility subsequent to March 31, 2011, are as follows:

2011	$27,000
2015	251,428
2016	372,014

$650,442

A reconciliation of Interest Expense for the three month periods ended March 31, 2011 and 2010 is as follows:

	2011	2010
Cash paid for interest - other (1)	$-	$1,092	(2)
Paid-in-kind interest to members	10,055	3,964
Amortization of deferred financing costs	656	961	(2)
Amortization of discount on notes issued	402	-
Administrative fee to members	75	76
Change in interest accrual	7,303	3	(2)

Gross interest expense	18,491	6,096
Less capitalized interest	-	(1,448)

Net Interest Expense	$18,491	$4,648

(1)	Represents additional cash flow disclosures.
(2)	Relates to loan under DVB Facility that was prepaid on May 17, 2010.

Note 8 - Related Party Transactions

USS Entities

Until July 28, 2009, USS Product Manager LLC (“Product Manager”), a wholly-owned subsidiary of U.S. Shipping Partners L.P. (the “Partnership”) and an affiliate of USS Product Carriers LLC, a former Class B Member of APT, managed the construction of, and until September 28, 2009 the operation of, the tankers for APT. The obligations under the management agreement were being performed by employees of U.S. Shipping General Partner LLC, the Partnership’s general partner.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

On July 10, 2009, Product Carriers, Product Manager, the Partnership and USS PC Holdings LLC (collectively “USS Entities”), the Class A Members of APT, the Sponsor Facility lenders to APT (together with the Class A Members, the “Blackstone/Cerberus Entities”) and APT entered into a settlement agreement to settle litigation between the USS Entities and the Blackstone/Cerberus Entities relating to control of APT. Under the terms of the settlement, which was approved by the U.S. Bankruptcy Court Southern District of New York on July 17, 2009 and effective on July 28, 2009, the management agreement (except for certain provisions) was terminated and Product Manager ceased to manage APT’s tankers and provide construction supervision services.

Pursuant to the terms of the settlement agreement, Product Manager earned $250 and $500 during 2010 and 2009, respectively, for cost savings realized on the construction of one vessel completed in each of the respective years. The cost savings were accrued within Due to USS Entities at December 31, 2010 and 2009, respectively, and capitalized as a cost to the respective vessels. The $500 cost savings was paid by the Company in the first quarter of 2010. During the first quarter of 2011, the Company reimbursed the Partnership $70 for expenses paid on behalf of the Company. The aggregate payable recorded within Due to USS Entities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $250 and $320 at March 31, 2011 and December 31, 2010, respectively.

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of Interest Expense, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2011 and 2010, the Company recorded $10,055 and $3,964, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $36,867 and $26,812 was recorded as long-term debt at March 31, 2011 and December 31, 2010, respectively.

Note 9 - Derivative Instruments

Effective April 1, 2007, the Company entered into a nine-year interest rate cap, with a notional amount of $100,000, for $1,924, including transaction fees. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% is intended to reduce the potential negative impacts to the Company’s cash flows that could result in movements in interest rates between the date a chartering contract is entered into and the anticipated sale.

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at March 31, 2011 and December 31, 2010 was $910 and $965, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The change in the fair value of the derivative financial instrument was recorded to Derivative Losses in the amount of $55 and $1,117 for the three months ended March 31, 2011 and 2010, respectively.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

Note 10 – Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents and restricted cash - the carrying amounts approximate fair value because of the relatively short time between the origination of the instrument and its expected realization.

•

Derivative financial instruments - the fair value of the interest rate cap is developed from market-based inputs under the income approach, as obtained from a brokerage agency, using cash flows discounted at relevant market interest rates.

•

Long-term debt - The fair value of long-term debt is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. At March 31, 2011, the carrying value and estimated fair value of the Company’s debt was $650,442 and $669,776, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $639,985 and $655,971, respectively.

The following valuation hierarchy prioritizes the inputs for valuation used to measure fair value into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company utilizes the best available information in measuring fair value. The Company has determined that its interest rate cap is valued using Level 2 inputs.

Note 11 – Commitments and Contingencies

As discussed in Note 5, the Company has a contract with NASSCO for the construction of five product tankers which were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively. The Company currently expects the cost to construct these five tankers under the NASSCO contract to aggregate approximately $670,772. Payments of $668,872 have been made under these construction contracts as of March 31, 2011. The Company estimates that it will make payments under this construction contract of approximately $1,900 in 2011.

Note 12 – Financial Information by Segments and Geographic Area

The Company’s business is to charter its tankers primarily in the U.S. domestic Jones Act trades to customers in the petroleum industry to and from destination points in the coastwise United States. Currently, one of the vessels operates worldwide and another may operate worldwide in the future, depending on the requirements of the customer. Each of the Company’s vessels represents an operating segment. These segments are aggregated into one reportable segment because they possess similar economic characteristics and all vessels are the same design and carry petroleum products for U.S. based customers.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

Note 13 – Guarantor Subsidiaries

APT Parent, a wholly-owned subsidiary of APT Holding (the “Parent”), and AP Tankers Co., a wholly-owned subsidiary of APT Parent, (collectively, the “Subsidiary Issuers”), issued the Notes in May 2010. The Notes are fully and unconditionally guaranteed, jointly and severally, on a senior subordinated basis by APT Holding and all of APT Parent’s wholly-owned subsidiaries: APT, Intermediate Holdco, and Intermediate Holdco’s wholly-owned subsidiaries, JV Tanker Charterer LLC, PI 2 Pelican State LLC, and APT Sunshine State LLC (collectively the “Guarantor Subsidiaries”).

The guarantees by Parent and Guarantor Subsidiaries are senior secured obligations: equal in right of payment with any of their existing and future senior indebtedness but senior with any of their existing and future unsecured indebtedness to the extent of the value of the collateral securing the Notes; senior to any of their existing and future subordinated indebtedness; junior with any of their existing and future indebtedness with respect to any credit agreement, certain maritime liens or that are secured by assets other than the collateral securing the Notes; and junior to any existing and future obligations of any non-guarantor subsidiaries. The Notes are secured by a first priority lien on substantially all of the assets of APT Parent and its subsidiaries subject to certain exceptions and permitted liens.

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through March 31, 2011, no dividends have been paid.

The following tables set forth, on an unaudited condensed consolidating basis, the balance sheets, statements of operations and statements of cash flows for Parent, Subsidiary Issuers and Guarantor Subsidiaries for all financial statement periods presented in the Company’s unaudited condensed consolidated financial statements. The Subsidiary Issuers allocate interest expense to the Guarantor Subsidiaries for capitalization towards the cost of the vessels under construction. Intercompany cash advances and loans made primarily for the purpose of short-term operating needs are included in cash flows from operating activities.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$-	$-	$37,277	$-	$37,277
Accounts receivables	-	-	14,241	-	14,241
Prepaid expenses and other current assets	-	11	357	-	368
Restricted cash	-	900	-	-	900

Total Current Assets	-	911	51,875	-	52,786
Receivables due from affiliates, net	-	253,317	-	(253,317)	-
Deferred financing costs, net	-	8,667	2,995	-	11,662
Investment in affiliates	82,729	110,885	-	(193,614)	-
Other assets	-	-	3,660	-	3,660
Vessels, net	-	-	687,087	-	687,087

Total Assets	$82,729	$373,780	$745,617	$(446,931)	$755,195

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$-	$451	$4,748	$-	$5,199
Accrued interest	-	12,172	-	-	12,172
Payable due USS Entities	-	-	250	-	250
Unearned revenue	-	-	4,403	-	4,403
Current portion of long-term debt	-	27,000	-	-	27,000

Total Current Liabilities	-	39,623	9,401	-	49,024
Payables due to affiliates, net	-	-	253,317	(253,317)	-
Long-term debt	-	251,428	372,014	-	623,442

Total Liabilities	-	291,051	634,732	(253,317)	672,466

Members’ Equity	82,729	82,729	110,885	(193,614)	82,729

Total Liabilities and Members’ Equity	$82,729	$373,780	$745,617	$(446,931)	$755,195

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$-	$-	$18,241	$-	$18,241
Accounts receivables	-	-	11,095	-	11,095
Prepaid expenses and other current assets	-	-	453	-	453
Restricted cash	-	7,923	-	-	7,923

Total Current Assets	-	7,923	29,789	-	37,712
Receivables due from affiliates, net	-	247,683	-	(247,683)	-
Deferred financing costs, net	-	9,113	3,142	-	12,255
Investment in affiliates	89,651	108,991	-	(198,642)	-
Other assets	-	-	3,573	-	3,573
Vessels, net	-	-	692,178	-	692,178

Total Assets	$89,651	$373,710	$728,682	$(446,325)	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$-	$1,164	$5,221	$-	$6,385
Accrued interest	-	4,869	-	-	4,869
Payable due USS Entities	-	-	320	-	320
Unearned revenue	-	-	4,508	-	4,508

Total Current Liabilities	-	6,033	10,049	-	16,082
Payables due to affiliates, net	-	-	247,683	(247,683)	-
Long-term debt	-	278,026	361,959	-	639,985

Total Liabilities	-	284,059	619,691	(247,683)	656,067

Members’ Equity	89,651	89,651	108,991	(198,642)	89,651

Total Liabilities and Members’ Equity	$89,651	$373,710	$728,682	$(446,325)	$745,718

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$-	$-	$27,005	$-	$27,005

Expenses:
Vessel operating expenses	-	-	7,915	-	7,915
General and administrative expenses	-	606	163	-	769
Depreciation	-	-	5,915	-	5,915
Management fees	-	-	787	-	787

Total Expenses	-	606	14,780	-	15,386

Operating (loss) income	-	(606)	12,225	-	11,619

Other income (expense):
Interest income	-	4	1	-	5
Interest expense	-	(8,214)	(10,277)	-	(18,491)
Equity in (losses) income of subsidiaries	(6,922)	1,894	-	5,028	-
Derivative losses	-	-	(55)	-	(55)

Net (loss) income	$(6,922)	$(6,922)	$1,894	$5,028	$(6,922)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$-	$-	$12,569	$-	$12,569

Expenses:
Vessel operating expenses	-	-	5,126	-	5,126
General and administrative expenses	-	-	337	-	337
Depreciation	-	-	3,804	-	3,804
Management fees	-	-	559	-	559

Total Expenses	-	-	9,826	-	9,826

Operating income	-	-	2,743	-	2,743

Other expense:
Interest expense	-	-	(4,648)	-	(4,648)
Derivative losses	-	-	(1,117)	-	(1,117)

Net loss	$-	$-	$(3,022)	$-	$(3,022)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(6,922)	$(6,922)	$1,894	$5,028	$(6,922)
Adjustments to reconcile net (loss) income to net cash (used by) provided by operating activities:
Straight-line charter revenues	-	-	(142)	-	(142)
Depreciation	-	-	5,915	-	5,915
Amortization of deferred financing costs	-	509	147	-	656
Amortization of discount on notes issued	-	402	-	-	402
Equity in losses (income) of subsidiaries	6,922	(1,894)	-	(5,028)	-
Derivative losses	-	-	55	-	55
Interest paid-in-kind	-	-	10,055	-	10,055
Changes in current assets and liabilities:
Accounts receivables	-	-	(3,146)	-	(3,146)
Prepaid expenses and other current assets	-	(11)	96	-	85
Accrued expenses and other liabilities	-	6,590	(338)	-	6,252
Payable due USS Entities	-	-	(70)	-	(70)
Unearned revenue	-	-	(105)	-	(105)
Change in receivables due from/payables due to affiliates, net	-	(5,634)	5,634	-	-

Net cash (used by) provided by operating activities	-	(6,960)	19,995	-	13,035

INVESTING ACTIVITIES:
Vessel additions	-	-	(959)	-	(959)
Withdrawals of restricted cash	-	7,023	-	-	7,023

Net cash provided by (used in) investing activities	-	7,023	(959)	-	6,064

FINANCING ACTIVITIES:
Payment of debt issuance costs	-	(63)	-	-	(63)

Net cash used in financing activities	-	(63)	-	-	(63)

Net increase in cash and cash equivalents	-	-	19,036	-	19,036
Cash and cash equivalents at beginning of period	-	-	18,241	-	18,241

Cash and cash equivalents at end of period	$-	$-	$37,277	$-	$37,277

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$-	$-	$(3,022)	$-	$(3,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	-	-	(327)	-	(327)
Depreciation	-	-	3,804	-	3,804
Amortization of deferred financing costs	-	-	961	-	961
Derivative losses	-	-	1,117	-	1,117
Interest paid-in-kind	-	-	3,964	-	3,964
Changes in current assets and liabilities:
Accounts receivables	-	-	385	-	385
Prepaid expenses and other current assets	-	-	(113)	-	(113)
Accrued expenses and other liabilities	-	-	(2,291)	-	(2,291)
Payable due USS Entities	-	-	-	-	-
Unearned revenue	-	-	1,453	-	1,453

Net cash provided by operating activities	-	-	5,931	-	5,931

INVESTING ACTIVITIES:
Vessel additions	-	-	(2,025)	-	(2,025)
Deposits of restricted cash	-	-	(400)	-	(400)

Net cash used in investing activities	-	-	(2,425)	-	(2,425)

FINANCING ACTIVITIES:
Payment on long-term debt	-	-	(3,096)	-	(3,096)

Net cash used in financing activities	-	-	(3,096)	-	(3,096)

Net increase in cash and cash equivalents	-	-	410	-	410
Cash and cash equivalents at beginning of period	-	-	7,893	-	7,893

Cash and cash equivalents at end of period	$-	$-	$8,303	$-	$8,303

Note 14 – Subsequent Events

The Company evaluated events and transactions that occurred during the period from March 31, 2011, the date of the balance sheet, through May 16, 2011, the date of issuance of the unaudited condensed consolidated financial statements, and identified the following events or transactions that should be disclosed:

As discussed in Note 7, the Company redeemed $27,000 of the Notes on April 28, 2011 at a cost of $29,171, including premium and accrued interest. As a result, the Company will recognize a loss on redemption of the Notes of approximately $2,220 in the second quarter of 2011.

On May 12, 2011, APT Parent and AP Tankers Co. completed an exchange offer to exchange 10 1/4% First Priority Senior Secured Notes due 2015, Series B (the “New Notes”), which have been registered under the Securities Act, for all of its outstanding 10 1/4% First Priority Senior Secured Notes due 2015, Series A (the “Original Notes”). The New Notes are substantially identical to the Original Notes and are governed by the same indenture governing the Original Notes. The material provisions of the Exchange Offer are described in the prospectus, dated and filed with the Commission on April 13, 2011 pursuant to Rule 424(b)(3) under the Securities Act.

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Registration Statement. References in Item 2. herein to “APT Holding”, “we”, “our” and “us” refer to the Company and its subsidiaries unless otherwise stated or indicated by context. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements.”

We are a U.S. based, provider of Jones Act marine transportation services for refined petroleum products in the U.S. domestic “coastwise” trade. Our fleet consists of five new, double-hulled product tankers. Our fleet of five vessels has a total capacity of approximately 245,000 dwt and an average age of approximately one year.

Our customers are BP West Coast Products LLC (“BP”), an affiliate of Chevron Corporation (“Chevron”), an affiliate of Marathon Oil Corporation (“Marathon”) and the Military Sealift Command department of the U.S. Navy (“MSC”). Three of our vessels are on time charters that range up to three years under an evergreen type arrangement (which may be terminated at any time upon 90 days notice) to seven years. Our other two vessels are contracted to MSC for one year with four approximately one-year renewal options. While MSC awarded us the contract based on a five-year analysis, MSC is only permitted to commit to annual contracts due to budgetary restrictions. However, as a result of our customization of these vessels to meet MSC’s requirements, as well as economic benefits for continued renewals, we believe it is likely that MSC will exercise its renewal options, although there can be no assurance that they will do so. The four T-5 tankers that our vessels have in part replaced have been in continuous MSC service since their delivery as new buildings in the mid-1980s, despite MSC’s requirement for periodic renewals of time charters and / or operating agreements, as applicable. Further supporting this view, the day rates in the first-year of our charters with MSC are on average 25% higher than the day rates for our first-option years. We utilized this declining rate structure with a material premium in the first year to incentivize MSC to exercise each of their one-year renewal options.

Operationally, we retain all strategic and commercial management of our vessels, while the technical management of the vessels is outsourced to certain affiliates of Crowley Maritime Corporation (collectively, “Crowley” or our “Manager”). Crowley’s technical management services include crewing, maintenance and repair, purchasing, insurance and claims administration, and security as well as accounting and reporting services. Founded in 1892, Crowley is one of the oldest maritime transportation companies in the U.S., employing approximately 4,800 employees across 80 office locations. We benefit from Crowley’s operational expertise, purchasing power and relationships with vendors, suppliers and major labor organizations which are key to providing skilled and experienced crews.

Definitions

It is important to understand the meaning of the following terms in order to understand our discussion of our results of operations:

•	Deadweight tons or dwt. dwt is the abbreviation for deadweight tons, representing principally the cargo carrying capacity of a vessel.

•

Revenue. Revenue includes revenue from time charters. Revenue is impacted by changes in charter and utilization rates. For charters which have a duration in excess of one year and include escalation provisions we recognize revenue on a straight line basis over the life of the contract.

•	Vessel operating expenses. The most significant direct vessel operating expenses are manning costs, vessel maintenance and repairs, and insurance. We pay the vessel operating expenses.

•

Depreciation and amortization. We incur fixed charges related to the depreciation of the historical cost of our fleet. The aggregate number of drydockings undertaken in a given period and the nature of the work performed determine the level of drydocking expenditures. Depreciation and amortization is determined as follows:

•	Vessels and equipment are recorded at cost, including capitalized interest and transaction fees where appropriate, and depreciated to scrap value using the straight-line method; and

•

Both domestic and international regulatory bodies require that petroleum carrying vessels be drydocked for major repair and maintenance at least every five years (this requirement increases to twice in a five year period after the first fifteen years of operation). In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Drydocking costs are deferred and amortized over the estimated period between dry-dockings, although we have not sustained any drydocking costs to date.

•	General and administrative expenses. General and administrative expenses consist of employment costs for shore side staff and cost of facilities as well as legal, audit and other administrative costs.

•

Drydocking days. Drydocking days are days designated for the cleaning, inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the American Bureau of Shipping. Drydocking days may also include unscheduled work in the event of an accident or other unforeseen damage.

•

Time charter equivalent. Time charter equivalent is equal to the voyage revenue earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during the period involved, net of fuel and port expenses.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements, upon which this discussion and analysis is based, requires management to make estimates and judgments which impact those condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, revenue recognition, and valuation of derivative instruments. Different assumptions in the application of these policies could result in material changes in our consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see the Notes to unaudited Condensed Consolidated Financial Statements for the three months ended March 31, 2011 and 2010.

Vessels and Construction in Progress

Vessels are stated at cost. Construction costs of new vessels are capitalized and included in construction-in-progress until completed. Normal repair and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the vessels’ estimated useful lives of 30 years based on the vessels’ cost less their estimated salvage value. Interest is capitalized in conjunction with our construction of vessels.

We assess recoverability of the carrying value of a long-lived asset when indicators of impairment are present by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value.

Revenue Recognition

Revenues from long-term time charters of vessels with annual escalation clauses are recognized on a straight-line basis over the term of the contract. We also assess renewal options on time charters for bargain renewal options, and account for any bargain renewal options as a constructive extension of the lease term.

Derivative Instruments

Our use of derivative instruments, principally an interest rate cap, is limited to non-trading purposes and is designed to manage exposure to interest rate risks. The fair value of our interest rate cap represents the amount that would be paid to us by the counterparty to terminate the cap at the reporting date and is estimated based on a discounted cash flow model using a quoted interest rate. Changes in the fair market value of the interest rate cap could result in significant fluctuations in earnings.

Results of Operations

The following table presents our operating results for the three months ended March 31, 2011 and 2010.

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Unaudited Condensed Consolidated Statements of Operations Data

Revenues	$27,005	$12,569

Expenses:

Vessel operating expenses	7,915	5,126

General and administrative expenses	769	337

Depreciation	5,915	3,804

Management fees	787	559

Total expenses	15,386	9,826

Operating income	11,619	2 ,733

Other income (expenses):

Interest income	5	-

Interest expense	(18,491)	(4,648)

Derivative losses	(55)	(1,117)

Net Loss	$(6,922)	$(3,022)

Three Months Ended March 31, 2011 versus Three Months Ended March 31, 2010

Revenues

During 2009, the Company received delivery of three new vessels, the Golden State, Pelican State and Sunshine State, in January 2009, June 2009 and December 2009, respectively. In the first quarter of 2010, the Golden State, Pelican State, and Sunshine State generated revenues in the aggregate of $12.6 million through charters with BP, Marathon, and Chevron, respectively. In the first quarter of 2010, we had an average utilization rate of 96% based on 259 operating days and 270 ownership days. During July 2010 and December 2010, we received delivery of the Empire State and Evergreen State, respectively. In the first quarter of 2011, the Golden State, Pelican State, Sunshine State, Empire State, and Evergreen State generated revenues in the aggregate of $27.0 million through charters with BP, Marathon, Chevron, and MSC, respectively. Overall utilization was 100% based on 450 operating days and 450 ownership days.

Vessel Operating Expenses

In the first quarter of 2011, vessel operating expenses were $7.9 million compared to $5.1 million in the first quarter of 2010. Vessel operating expenses increased in 2011 primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses increased to $0.8 million in the first quarter of 2011 from $0.3 million in 2010, primarily as a result of increased computer software costs, as well as increased audit fees, payroll costs from hiring a Chief Financial Officer in September 2010, and dues.

Depreciation

Depreciation expense increased to $5.9 million in the first quarter of 2011 from $3.8 million in 2010. The changes were primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010. Once a vessel is delivered and commences operation, the depreciation associated with that particular vessel is recorded as an expense.

Management Fees

Management fees increased to $0.8 million in the first quarter of 2011 from $0.6 million in 2010, primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

Interest Expense

Interest expense increased to $18.5 million during the first quarter of 2011 compared to $4.6 million in 2010. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to additional borrowings and paid-in-kind interest; (b) a higher interest rate following the conversion of the Sponsor Facility’s interest rate in May 2010 from a variable rate to a fixed rate; (c) interest expense incurred in 2010 under the Notes, which were issued in May 2010; and (d) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of two vessels in July and December 2010.

Derivative Losses

Derivative losses decreased to $0.1 million during the first quarter of 2011 compared with $1.1 million during 2010 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $6.9 million in the first quarter of 2011, compared to a net loss of $3.0 million for 2010.

Liquidity and Capital Resources

We operate in a capital intensive industry. Our primary liquidity requirements relate to capital expenditures for the maintenance of vessels, operating expenses, semi-annual payments for interest under the Notes and payments under our management and administrative service agreements. Our long-term liquidity needs primarily relate to interest and principal debt payments under the Notes and Sponsor Facility, which mature in 2015 and 2016, respectively. Long-term liquidity needs will depend upon the timing and amount of drydocking expenditures, repairs and maintenance activity, vessel additions and dispositions and fluctuations in working capital balances and scheduled maintenance.

In connection with the issuance of $285,000, 10 1/4% First Priority Senior Secured Notes (the “Notes”), APT Parent and AP Tankers Co. entered into a registration rights agreement (“Registration Rights Agreement”) which required us to consummate an exchange offer, exchanging unregistered Notes for Notes registered with the Securities and Exchange Commission (the “Commission”), under the Securities Act of 1933, as amended (the “Securities Act”), by May 12, 2011. We completed this exchange offer on May 12, 2011. The registered Notes are substantially identical to the unregistered Notes and are governed by the same indenture governing the unregistered Notes. The material provisions of the exchange offer are described in the prospectus, dated and filed with the Commission on April 13, 2011 purusant to Rule 424(b)(3) under the Securities Act.

Our time charter contracts are structured such that we are paid in advance of providing the service, typically at the start of each month with the exception of MSC who pays charter hire every 15 days in arrears. As a result, we receive cash prior to recognizing revenue or expense, thus minimizing working capital requirements.

We believe that cash flows from operations and borrowings from the Sponsor Facility and the issuance of the Notes will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of March 31, 2011.

Working Capital

Working capital at March 31, 2011 was $3.8 million compared with $21.6 million at December 31, 2010. This decrease was primarily due to the redemption of $27.0 million of the Notes in April 2011. The $27.0 million was classified as current portion of long-term debt at March 31, 2011.

Cash Flows

	For the Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Net cash flow provided by operating activities	$13,035	$5,931
Net cash flow provided by (used in) investing activities	6,064	(2,425)
Net cash flow used in financing activities	(63)	(3,096)

Operating cash flows—Net cash flow provided by operating activities was $13.0 million for the quarter ended March 31, 2011 and $5.9 million for the quarter ended March 31, 2010. The increase in operating cash flows is from the operation of five vessels in 2011 versus three vessels in 2010, as well as the increase of paid-in-kind interest on the Sponsor Facility to $10.1 million in the quarter ended March 31,

2011 from $4.0 million in the quarter ended March 31, 2010. In addition, accrued interest increased by $7.3 million, as interest payments are made semi-annually on the Notes, but were made monthly under the DVB Facility that was in place in the quarter that ended March 31, 2010.

Investing cash flows—Net cash provided by (used in) investing activities was $6.1 million for the quarter ended March 31, 2011 and $(2.4) million in 2010. The increase in investing cash flows was primarily from the release of $7.0 million of restricted cash for general corporate purposes.

Financing cash flows—Net cash used in financing activities was $(0.1) million for the quarter ended March 31, 2011 and $(3.1) million for 2010. The Company made regularly scheduled principal payments on the DVB debt facility in the first quarter of 2010. The DVB facility was prepaid in May 2010 with the proceeds from the issuance of the Notes.

Long Term Debt

Long-term debt consists of the following:

	3/31/2011	12/31/2010
	(dollars in thousands)
10 1/4% First Priority Senior Secured Notes, net of $6,974 and $6,572 unamortized original issue discount at March 31, 2011 and December 31, 2010, respectively	$278,428	$278,026
Sponsor Facility	372,014	361,959

	650,442	639,985
Current portion of 10 1/4% First Priority Senior Secured Notes	27,000	—

	$623,442	$639,985

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. At March 31, 2011, the Company has borrowings available under the Sponsor Facility of $3.8 million, which is available through June 30, 2011. We incur a commitment fee on the unused portion of the Sponsor Facility of 1.0% per year. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. Concurrent with the issuance of the Notes, we further amended the Sponsor Facility to effect an interest rate conversion from a variable rate of LIBOR + 4.5% to a fixed rate of 12% payable in kind, the extension of the maturity of the Sponsor Facility to 2016 and a subordination of our first lien security interest on Sunshine State, Evergreen State, and Empire State to a second lien, resulting in a second lien security interest on all five of our vessels. The Sponsor Facility is subject to an intercreditor agreement with the holders of the Notes. During the three months ended March 31, 2011 and 2010, the Company recorded $10.1 million and $4.0 million, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $36.9 million and $26.8 million was recorded as long-term debt at March 31, 2011 and December 31, 2010, respectively.

In August 2009, we entered into the DVB Facility with DVB Bank America N.V., with interest based on LIBOR plus 3.75%, for the partial financing of our five vessels. On May 17, 2010, we issued the $285.0 million Notes to fund the remaining vessel construction costs and to prepay $97.6 million related to the DVB Facility (including principal, interest and prepayment penalty). On May 17, 2010, the DVB Facility was fully repaid and no longer outstanding.

Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that pursuant to the indenture the Company would redeem $27.0 million of the principal amount of the Notes unconditionally. The redemption was completed on April 28, 2011, at a cost of $29.2 million, including premium and accrued interest. The principal amount of the redeemed Notes has been classified as current debt as of March 31, 2011.

The maturities of long-term debt as of March 31, 2011, excluding interest accreted on the Sponsor Facility subsequent to March 31, 2011, are as follows:

2011	$27,000
2015	251,428
2016	372,014

$650,442

Capital Expenditures. During the quarter ended March 31, 2011, we spent approximately $1.0 million for construction of our vessels, consisting mostly of owner furnished equipment and other outfitting costs. We estimate that our liability to NASSCO is $1.9 million as of March 31, 2011, of which $0.9 million is payable in 2011 for completion of our last vessel, delivered in December 2010, and $1.0 million for warranty escrow payments, with $0.5 million payable in July and December 2011, for the last two vessels delivered.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of March 31, 2011.

	Payment Due by Period
	<1 Year	1-3 Years	3-5 Years	>5 Years	Total
	(dollars in thousands)
Long-term debt (1)	$55,615	$52,890	$297,668	$667,847	$1,074,020

Construction commitments(2)	1,900	—	—	—	1,900

Total	$57,515	$52,890	$297,668	$667,847	$1,075,920

(1)	The long-term debt consists of principal values of $285,000 Notes and $372,014 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively.

Amounts include contractual interest payments and paid-in-kind interest. The commitments less than 1 year include the $27,000 redemption of the Notes on April 28, 2011 plus $810 in prepayment premium.

(2)

Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of our debt has fixed interest rates, and is comprised of outstanding borrowings at March 31, 2011 of $278.4 million under the Notes, maturing in 2015, and $372.0 million under the Sponsor Facility maturing in 2016. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

On May 12, 2011, we completed an exchange offer to exchange the unregistered Notes for Notes registered with the Securities and Exchange Commission, under the Securities Act of 1933. The registered Notes are substantially identical to the unregistered Notes and are governed by the same indenture governing the unregistered Notes.

As of March 31, 2011, we had one outstanding interest rate cap with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% is intended to reduce the potential negative impacts to our cash flows that could result in movements in interest rates between the date a chartering contract is entered into and sale date, if any, of such combined vessel and chartering contract. We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as we did not designate the interest rate cap as a hedge. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended March 31, 2011, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II - Other Information

Item 1. Legal Proceedings

Currently there are no pending legal proceedings. From time to time, we are subject to routine legal proceedings incidental to the operations of our business.

Item 1A. Risk Factors

There have been no material changes to any of the risk factors disclosed in the Registration Statement (under the heading “Risk Factors”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC (Registrant)

Date: May 16, 2011	By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer,
(Principal Executive Officer)

Date:May 16, 2011	By:	/s/ Philip J. Doherty
Philip J. Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)