Form 10-Q
period 2011-06-30
American Petroleum Tankers Parent LLC
filed 2011-08-12
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 333-171331

AMERICAN PETROLEUM TANKERS PARENT LLC

(Exact name of registrant as specified in its charter)

Delaware	90-0587372
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

600 W. Germantown Pike, Suite 400, Plymouth Meeting, PA	19462
(Address of principal executive offices)	(Zip code)

(610) 940-1677

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ or No  ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒ or No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐ or No  ☒.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Balance Sheets

as of June 30, 2011 and December 31, 2010

(in thousands)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$13,240	$18,241
Accounts receivables	13,174	11,095
Prepaid expenses and other current assets	298	453
Restricted cash	—	7,923

Total Current Assets	26,712	37,712
Deferred financing costs, net	10,602	12,255
Other assets	3,648	3,573
Vessels and equipment, net	681,112	692,178

Total Assets	$722,074	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$4,798	$6,385
Accrued interest	4,408	4,869
Payable due USS Entities	250	320
Unearned revenue	4,582	4,508

Total Current Liabilities	14,038	16,082
Long-term debt (includes amounts to related parties of $382,941 and $361,959 at June 30, 2011 and December 31, 2010, respectively)	635,356	639,985

Total Liabilities	649,394	656,067

Commitments and Contingencies (Notes 5 and 11)

Members’ Equity	72,680	89,651

Total Liabilities and Members’ Equity	$722,074	$745,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010 (in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$27,421	$13,360	$54,426	$25,929

Expenses:
Vessel operating expenses	9,204	5,151	17,119	10,277
General and administrative expenses	130	536	899	873
Depreciation and amortization	5,941	3,752	11,856	7,556
Management fees	787	518	1,574	1,077

Total Expenses	16,062	9,957	31,448	19,783

Operating income:	11,359	3,403	22,978	6,146

Other income (expense):
Interest income	1	7	6	7
Interest expense (includes amounts to related parties, as discussed in Note 7)	(18,806)	(10,352)	(37,297)	(15,000)
Debt extinguishment expense	(2,220)	(7,640)	(2,220)	(7,640)
Derivative losses	(383)	(507)	(438)	(1,624)

Net loss	$(10,049)	$(15,089)	$(16,971)	$(18,111)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statement of Changes in Members’ Equity

For the Six Months Ended June 30, 2011

(in thousands)

	Member Interests		Total Members’ Equity
	Class A	Class B
Beginning balance at January 1, 2011	$89,651	$—	$89,651
Net loss	(16,971)	—	(16,971)

Ending balance at June 30, 2011	$72,680	$—	$72,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(in thousands)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(16,971)	$(18,111)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	(275)	(666)
Depreciation and amortization	11,856	7,556
Amortization of deferred financing costs	1,277	1,701
Amortization of discount on notes issued	766	192
Debt prepayment penalty fees	810	2,814
Write-off of deferred financing costs	787	4,826
Write-off of discount on notes issued	623	—
Derivative losses	438	1,624
Interest paid-in-kind	20,982	11,723
Changes in current assets and liabilities:
Accounts receivables	(2,079)	724
Prepaid expenses and other current assets	155	(127)
Accrued expenses and other liabilities	(1,360)	3,391
Payable due USS Entities	(70)	(39)
Unearned revenue	74	1,134

Net cash provided by operating activities	17,013	16,742

INVESTING ACTIVITIES:
Vessel and equipment additions	(1,006)	(5,042)
Software additions	(252)	—
Change in restricted cash	7,923	(167,107)

Net cash provided by (used in) investing activities	6,665	(172,149)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029
Payment on long-term debt	(27,000)	(96,904)
Debt prepayment penalty fees	(810)	(2,814)
Payment of debt issuance costs	(869)	(8,453)

Net cash (used in) provided by financing activities	(28,679)	168,858

Net (decrease) increase in cash and cash equivalents	(5,001)	13,451
Cash and cash equivalents at beginning of period	18,241	7,893

Cash and cash equivalents at end of period	$13,240	$21,344

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vessel and construction-in-progress accruals	$—	$148,570

Interest paid-in-kind	$20,982	$11,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

Note 1 – Organization

On May 14, 2010, American Petroleum Tankers LLC (“APT”) consummated a restructuring of its corporate organization, resulting in: (i) the formation of American Petroleum Tankers Holding LLC (“APT Holding”, the “Company”, “we”, “our”, or “us”) as the new parent holding company; (ii) the formation of American Petroleum Tankers Parent LLC (“APT Parent”), as a new wholly-owned subsidiary of APT Holding, and AP Tankers Co., as a new wholly-owned subsidiary of APT Parent; and (iii) the contribution down of the interests of: (a) the former parent holding company, APT, and (b) APT Intermediate Holdco LLC (“Intermediate Holdco”), such that APT and Intermediate Holdco became wholly-owned subsidiaries of APT Parent. As a result of this restructuring, APT, Intermediate Holdco and AP Tankers Co. are entities at the same corporate level, each a direct wholly-owned subsidiary of APT Parent. As the reorganization occurred among entities under common control, the unaudited condensed consolidated financial statements of the predecessor company, American Petroleum Tankers LLC, are presented as the historical financial statements of APT Holding.

Note 2 – Basis of Presentation

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

Note 3 – New Accounting Pronouncements

There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flows.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

Note 4 – Restricted Cash

In connection with the issuance of $285,000 of 10 1/4% First Priority Senior Secured Notes (the “Notes”) on May 17, 2010, as discussed in Note 7, $169,900 of the net proceeds were placed in an escrow account to fund the remaining construction costs of the Company’s vessels. In addition, the Company received net proceeds of $2,800 from the release of restricted cash with the repayment of a senior note facility as discussed in Note 7, and earned $7 in interest on the Notes proceeds for a total increase of restricted cash of $167,107 for the period ended June 30, 2010. The balance in the escrow account at December 31, 2010 was $7,923. During the six months ended June 30, 2011, the remaining restricted cash was released from escrow. As discussed in Note 5, the Company was scheduled to make its final vessel construction payments (excluding warranty escrow payments) during the first quarter of 2011; however, the final payment under the Company’s vessel construction contract is being deferred until the expiration of the last vessel warranty period in December 2011. The final payment (excluding warranty escrow payments) is estimated to be no more than $900. The remaining balance in the escrow account was released from escrow after the first anniversary of the Notes issuance date, as specified in the Notes Agreement.

Note 5 – Construction Contract

The Company entered into a contract with National Steel and Shipbuilding Company (“NASSCO”) for the construction of five 49,000 dwt double-hulled tankers. The vessels were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively.

At June 30, 2011 and December 31, 2010, the Company has accrued $1,900 and $1,835, respectively, payable to NASSCO for completion of the final vessel delivered in December 2010 and $1,000 for warranty escrow payments, with $500 payable in July and December 2011, for the last two vessels delivered. The Company has capitalized these costs within Vessels and Equipment, Net and accrued the liability within Accrued Expenses and Other Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of the amended construction agreement with NASSCO, the Company was required to make a final payment (excluding the warranty escrow payments) in February 2011. NASSCO and the Company agreed to defer the final payment until the expiration of the last vessel warranty period in December 2011. Future commitments under this contract are further discussed in Note 11.

Note 6 – Vessels and Equipment, Net

Vessel and Equipment, Net consists of the following:

	June 30, 2011	December 31, 2010
Vessels and equipment	$718,654	$717,878
Less accumulated depreciation	(37,542)	(25,700)

	$681,112	$692,178

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest costs of $2,343 and $3,791 were capitalized during the three and six months ended June 30, 2010, respectively.

Note 7 – Long-Term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Notes, net of $5,585 and $6,974 unamortized original discount at June 30, 2011 and December 31, 2010, respectively	$252,415	$278,026
Sponsor Facility	382,941	361,959

	$635,356	$639,985

As discussed in Note 13, the Notes are secured by a first priority lien on substantially all of the assets of APT Parent and its subsidiaries. The Sponsor Facility, as defined below, is secured by a second lien on the same assets, subject to certain exceptions and permitted liens.

First Priority Senior Secured Notes

On May 17, 2010, APT Parent and AP Tankers Co. issued the Notes due 2015 at a price of 97.203%. Interest on the Notes is payable on May 1 and November 1 of each year. The net proceeds were used to place $169,900 cash in escrow for the construction of vessels, prepay $97,574 related to a senior secured loan facility, the “DVB Facility”, (including principal, interest, and prepayment penalty), and the remainder was used to pay related transaction fees and expenses, of which $10,080 of costs were capitalized as debt issuance costs within Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that pursuant to the indenture the Company would redeem $27,000 of the principal amount of the Notes unconditionally. The redemption was completed on April 28, 2011 with the principal payment of $27,000 plus debt prepayment fees of $810 and accrued interest of $1,361. As a result, the Company recognized a loss on redemption of the Notes of $2,220 in the second quarter of 2011, representing the debt prepayment fees of $810, write-off of deferred financing costs of $787, and write-off of discounts on notes issued of $623.

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

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

Sponsor Facility

The Company maintains a Notes Facility (the “Sponsor Facility”) pursuant to which the Class A Members or their affiliates had made available $325,000 of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. Under the terms of the Sponsor Facility, the ability to borrow additional amounts against this facility ceased in June 2011.

During the six months ended June 30, 2011 and 2010, the Company recorded $20,982 and $11,723, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $7,017 and $26,812 was recorded as long-term debt at June 30, 2011 and December 31, 2010, respectively.

The maturities of long-term debt subsequent to June 30, 2011, excluding accreted interest on the Sponsor Facility subsequent to June 30, 2011, are as follows:

2015	$252,415
2016	382,941

$635,356

A reconciliation of Interest Expense for the three and six month periods ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cash paid for interest – other (1)	$14,583	$952	$14,583	$2,044	(2)
Paid-in-kind interest to members	10,927	7,759	20,982	11,723
Amortization of deferred financing costs	621	740	1,277	1,701	(2)
Amortization of discounts on notes issued	364	192	766	192
Administrative fee to members	75	76	150	152
Change in interest accrual	(7,764)	2,976	(461)	2,979	(2)

Gross interest expense	18,806	12,695	37,297	18,791
Less capitalized interest	—	(2,343)	—	(3,791)

Net Interest Expense	$18,806	$10,352	$37,297	$15,000

Cash for prepayment fee	$810	$2,814	$810	$2,814
Write-off of deferred financing costs	787	4,826	787	4,826
Write-off of discount on notes issued	623	—	623	—

Debt Extinguishment Expense	$2,220	$7,640	$2,220	$7,640

(1)	Represents additional cash flow disclosures.
(2)	Includes amounts for loan under DVB Facility that was prepaid on May 17, 2010.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

Note 8 – Related Party Transactions

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

Pursuant to the terms of the settlement agreement, Product Manager earned $250 and $500 during 2010 and 2009, respectively, for cost savings realized on the construction of one vessel completed in each of the respective years. The cost savings were accrued within Due to USS Entities at December 31, 2010 and 2009, respectively, and capitalized as a cost to the respective vessels. The $500 cost savings was paid by the Company in the first quarter of 2010. During the six months ended June 30, 2011 and 2010, the Company reimbursed the Partnership $70 and $39, respectively, for expenses paid on behalf of the Company.

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of Interest Expense, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

During the three and six months ended June 30, 2011, the Company recorded $10,927 and $20,982, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. During the three and six months ended June 30, 2010, the Company recorded $7,759 and $11,723, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $7,017 and $26,812 was recorded as long-term debt at June 30, 2011 and December 31, 2010, respectively.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

Note 9 – Derivative Instruments

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

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at June 30, 2011 and December 31, 2010 was $527 and $965, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The change in the fair value of the derivative financial instrument was recorded to Derivative Losses as losses of $383 and $438 during the three and six months ended June 30, 2011, respectively, and losses of $507 and $1,624 during the three and six months ended June 30, 2010, respectively.

Note 10 – Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents and restricted cash – the carrying amounts approximate fair value because of the relatively short time between the origination of the instrument and its expected realization.

•

Derivative financial instruments – the fair value of the interest rate cap is developed from market-based inputs under the income approach, as obtained from a brokerage agency, using cash flows discounted at relevant market interest rates.

•

Long-term debt – For registered debt the fair value is based on quoted prices in active markets. For all other debt the fair value is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. At June 30, 2011, the carrying value and estimated fair value of the Company’s debt was $635,356 and $659,778, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $639,985 and $655,971, respectively.

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

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

The Company utilizes the best available information in measuring fair value. The Company has determined that its interest rate cap is valued using Level 2 inputs.

Note 11 – Commitments and Contingencies

As discussed in Note 5, the Company has a contract with NASSCO for the construction of five product tankers which were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively. The Company currently expects the cost to construct these five tankers under the NASSCO contract to aggregate approximately $670,772. Payments of $668,872 have been made under these construction contracts as of June 30, 2011. The Company estimates that it will make payments under this construction contract of approximately $1,900 in 2011.

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

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through June 30, 2011, no dividends have been paid.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

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

	Unaudited Condensed Consolidating Balance Sheet as of June 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$130	$13,110	$—	$13,240
Accounts receivables	—	—	13,174	—	13,174
Prepaid expenses and other current assets	—	76	222	—	298

Total Current Assets	—	206	26,506	—	26,712
Receivables due from affiliates, net	—	210,527	—	(210,527)	—
Deferred financing costs, net	—	7,754	2,848	—	10,602
Investment in affiliates	72,680	110,861	—	(183,541)	—
Other assets	—	238	3,410	—	3,648
Vessels and equipment, net	—	—	681,112	—	681,112

Total Assets	$72,680	$329,586	$713,876	$(394,068)	$722,074

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$83	$4,715	$—	$4,798
Accrued interest	—	4,408	—	—	4,408
Payable due USS Entities	—	—	250	—	250
Unearned revenue	—	—	4,582	—	4,582

Total Current Liabilities	—	4,491	9,547	—	14,038
Payables due to affiliates, net	—	—	210,527	(210,527)	—
Long-term debt	—	252,415	382,941	—	635,356

Total Liabilities	—	256,906	603,015	(210,527)	649,394

Members’ Equity	72,680	72,680	110,861	(183,541)	72,680

Total Liabilities and Members’ Equity	$72,680	$329,586	$713,876	$(394,068)	$722,074

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$18,241	$—	$18,241
Accounts receivables	—	—	11,095	—	11,095
Prepaid expenses and other current assets	—	—	453	—	453
Restricted cash	—	7,923	—	—	7,923

Total Current Assets	—	7,923	29,789	—	37,712
Receivables due from affiliates, net	—	247,683	—	(247,683)	—
Deferred financing costs, net	—	9,113	3,142	—	12,255
Investment in affiliates	89,651	108,991	—	(198,642)	—
Other assets	—	—	3,573	—	3,573
Vessels and equipment, net	—	—	692,178	—	692,178

Total Assets	$89,651	$373,710	$728,682	$(446,325)	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$1,164	$5,221	$—	$6,385
Accrued interest	—	4,869	—	—	4,869
Payable due USS Entities	—	—	320	—	320
Unearned revenue	—	—	4,508	—	4,508

Total Current Liabilities	—	6,033	10,049	—	16,082
Payables due to affiliates, net	—	—	247,683	(247,683)	—
Long-term debt	—	278,026	361,959	—	639,985

Total Liabilities	—	284,059	619,691	(247,683)	656,067

Members’ Equity	89,651	89,651	108,991	(198,642)	89,651

Total Liabilities and Members’ Equity	$89,651	$373,710	$728,682	$(446,325)	$745,718

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$27,421	$—	$27,421

Expenses:
Vessel operating expenses	—	—	9,204	—	9,204
General and administrative expenses	—	134	(4)	—	130
Depreciation and amortization	—	14	5,927	—	5,941
Management fees	—	—	787	—	787

Total Expenses	—	148	15,914	—	16,062

Operating (loss) income	—	(148)	11,507	—	11,359

Other income (expense):
Interest income	—	—	1	—	1
Interest expense	—	(7,657)	(11,149)	—	(18,806)
Debt extinguishment expense	—	(2,220)	—	—	(2,220)
Equity in losses of subsidiaries	(10,049)	(24)	—	10,073	—
Derivative losses	—	—	(383)	—	(383)

Net loss	$(10,049)	$(10,049)	$(24)	$10,073	$(10,049)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$13,360	$—	$13,360

Expenses:
Vessel operating expenses	—	—	5,151	—	5,151
General and administrative expenses	—	73	463	—	536
Depreciation and amortization	—	—	3,752	—	3,752
Management fees	—	—	518	—	518

Total Expenses	—	73	9,884	—	9,957

Operating (loss) income	—	(73)	3,476	—	3,403

Other expense:
Interest income	—	7	—	—	7
Interest expense	—	(3,227)	(7,125)	—	(10,352)
Debt extinguishment expense	—	—	(7,640)	—	(7,640)
Equity in losses of subsidiaries	(15,089)	(11,796)	—	26,885	—
Derivative losses	—	—	(507)	—	(507)

Net loss	$(15,089)	$(15,089)	$(11,796)	$26,885	$(15,089)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$54,426	$—	$54,426

Expenses:
Vessel operating expenses	—	—	17,119	—	17,119
General and administrative expenses	—	740	159	—	899
Depreciation and amortization	—	14	11,842	—	11,856
Management fees	—	—	1,574	—	1,574

Total Expenses	—	754	30,694	—	31,448

Operating (loss) income	—	(754)	23,732	—	22,978

Other income (expense):
Interest income	—	4	2	—	6
Interest expense	—	(15,871)	(21,426)	—	(37,297)
Debt extinguishment expense	—	(2,220)	—	—	(2,220)
Equity in (losses) income of subsidiaries	(16,971)	1,870	—	15,101	—
Derivative losses	—	—	(438)	—	(438)

Net (loss) income	$(16,971)	$(16,971)	$1,870	$15,101	$(16,971)

	Unaudited Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$25,929	$—	$25,929

Expenses:
Vessel operating expenses	—	—	10,277	—	10,277
General and administrative expenses	—	73	800	—	873
Depreciation and amortization	—	—	7,556	—	7,556
Management fees	—	—	1,077	—	1,077

Total Expenses	—	73	19,710	—	19,783

Operating (loss) income	—	(73)	6,219	—	6,146

Other expense:
Interest income	—	7	—	—	7
Interest expense	—	(3,227)	(11,773)	—	(15,000)
Debt extinguishment expense	—	—	(7,640)	—	(7,640)
Equity in losses of subsidiaries	(18,111)	(14,818)	—	32,929	—
Derivative losses	—	—	(1,624)	—	(1,624)

Net (loss)	$(18,111)	$(18,111)	$(14,818)	$32,929	$(18,111)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(16,971)	$(16,971)	$1,870	$15,101	$(16,971)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Straight-line charter revenues	—	—	(275)	—	(275)
Depreciation and amortization	—	14	11,842	—	11,856
Amortization of deferred financing costs	—	983	294	—	1,277
Amortization of discount on notes issued	—	766	—	—	766
Equity in losses (income) of subsidiaries	16,971	(1,870)	—	(15,101)	—
Debt prepayment penalty fees	—	810	—	—	810
Write-off of deferred financing costs	—	787	—	—	787
Write-off of discount on notes issued	—	623	—	—	623
Derivative losses	—	—	438	—	438
Interest paid-in-kind	—	—	20,982	—	20,982
Changes in current assets and liabilities:
Accounts receivables	—	—	(2,079)	—	(2,079)
Prepaid expenses and other current assets	—	(76)	231	—	155
Accrued expenses and other liabilities	—	(1,084)	(276)	—	(1,360)
Payable due USS Entities	—	—	(70)	—	(70)
Unearned revenue	—	—	74	—	74
Change in receivables due from/payables due to affiliates, net	—	9,346	(9,346)	—	—

Net cash (used in) provided by operating activities	—	(6,672)	23,685	—	17,013

INVESTING ACTIVITIES:
Vessel and equipment additions	—	—	(1,006)	—	(1,006)
Software additions	—	(252)	—	—	(252)
Change in restricted cash	—	7,923	—	—	7,923

Net cash provided by (used in) investing activities	—	7,671	(1,006)	—	6,665

FINANCING ACTIVITIES:
Receipts from (payments to) affiliates	—	27,810	(27,810)	—	—
Payment on long-term debt	—	(27,000)	—	—	(27,000)
Debt prepayment penalty fees	—	(810)	—	—	(810)
Payment of debt issuance costs	—	(869)	—	—	(869)

Net cash used in financing activities	—	(869)	(27,810)	—	(28,679)

Net increase (decrease) in cash and cash equivalents	—	130	(5,131)	—	(5,001)
Cash and cash equivalents at beginning of period	—	—	18,241	—	18,241

Cash and cash equivalents at end of period	$—	$130	$13,110	$—	$13,240

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(18,111)	$(18,111)	$(14,818)	$32,929	$(18,111)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Straight-line charter revenues	—	—	(666)	—	(666)
Depreciation and amortization	—	—	7,556	—	7,556
Amortization of deferred financing costs	—	243	1,458	—	1,701
Amortization of discount on notes issued	—	192	—	—	192
Equity in losses (income) of subsidiaries	18,111	14,818	—	(32,929)	—
Debt prepayment penalty fees	—	—	2,814	—	2,814
Write-off of deferred financing costs	—	—	4,826	—	4,826
Write-off of discount on notes issued	—	—	—	—	—
Derivative losses	—	—	1,624	—	1,624
Interest paid-in-kind	—	—	11,723	—	11,723
Changes in current assets and liabilities:
Accounts receivables	—	—	724	—	724
Prepaid expenses and other current assets	—	—	(127)	—	(127)
Accrued expenses and other liabilities	—	3,497	(106)	—	3,391
Payable due USS Entities	—	—	(39)	—	(39)
Unearned revenue	—	—	1,134	—	1,134
Change in receivables due from/payables due to affiliates, net	—	(1,827)	1,827	—	—

Net cash (used in) provided by operating activities	—	(1,188)	17,930	—	16,742

INVESTING ACTIVITIES:
Vessel and equipment additions	—	—	(5,042)	—	(5,042)
Software additions	—	—	—	—	—
Change in restricted cash	—	(169,907)	2,800	—	(167,107)

Net cash (used in) investing activities	—	(169,907)	(2,242)	—	(172,149)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029	—	—	277,029
(Payments to) receipts from affiliates	—	(97,481)	97,481	—	—
Payment on long-term debt	—	—	(96,904)	—	(96,904)
Debt prepayment penalty fees	—	—	(2,814)	—	(2,814)
Payment of debt issuance costs	—	(8,453)	—	—	(8,453)

Net cash provided by (used in) financing activities	—	171,095	(2,237)	—	168,858

Net increase in cash and cash equivalents	—	—	13,451	—	13,451
Cash and cash equivalents at beginning of period	—	—	7,893	—	7,893

Cash and cash equivalents at end of period	$—	$—	$21,344	$—	$21,344

Note 14 – Subsequent Events

The Company evaluated events and transactions that occurred after the balance sheet date but before the financial statements were issued and determined there were no items to report.

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

We are a U.S. based, provider of Jones Act marine transportation services for refined petroleum products in the U.S. domestic “coastwise” trade. Our fleet consists of five modern, double-hulled product tankers. Our fleet of five vessels has a total capacity of approximately 245,000 dwt and an average age of less than two years.

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

Operationally, we retain all strategic and commercial management of our vessels, while the technical management of the vessels is outsourced to certain affiliates of Crowley Maritime Corporation (collectively, “Crowley” or our “Manager”). Crowley’s technical management services include crewing, maintenance and repair, purchasing, insurance and claims administration, and security as well as accounting and reporting services. Founded in 1892, Crowley is one of the oldest maritime transportation companies in the U.S., employing approximately 4,800 employees across 80 office locations. We benefit from Crowley’s operational expertise, purchasing power and relationships with vendors, suppliers and major labor organizations which are key to providing skilled and experienced crews. As of June 2011, the non-vessel accounting and GAAP reporting responsibilities were transitioned from Crowley to our staff.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements, upon which this discussion and analysis is based, requires management to make estimates and judgments which impact those condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, revenue recognition, and valuation of derivative instruments. Different assumptions in the application of these policies could result in material changes in our consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see the Notes to the Condensed Consolidated Financial Statements for the year ended December 31, 2010 included in Amendment 5 of the Form S-4.

Vessels and Equipment

Vessels and equipment are stated at cost. Normal repair and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the vessels’ estimated useful lives of 30 years based on the vessels’ cost less their estimated salvage value. Interest is capitalized in conjunction with our construction of vessels.

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

Results of Operations

The following table presents our operating results for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Unaudited Condensed Consolidated Statements of Operations Data:
Revenues	$27,421	$13,360	$54,426	$25,929

Expenses:
Vessel operating expenses	9,204	5,151	17,119	10,277
General and administrative expenses	130	536	899	873
Depreciation and amortization	5,941	3,752	11,856	7,556
Management fees	787	518	1,574	1,077

Total Expenses	16,062	9,957	31,448	19,783

Operating income:	11,359	3,403	22,978	6,146

Other income (expense):
Interest income	1	7	6	7
Interest expense	(18,806)	(10,352)	(37,297)	(15,000)
Debt extinguishment expense	(2,220)	(7,640)	(2,220)	(7,640)
Derivative losses	(383)	(507)	(438)	(1,624)

Net loss	$(10,049)	$(15,089)	$(16,971)	$(18,111)

Three Months Ended June 30, 2011 versus Three Months Ended June 30, 2010

Revenues

During 2009, the Company received delivery of three new vessels, the Golden State, Pelican State and Sunshine State, in January 2009, June 2009 and December 2009, respectively. In the second quarter of 2010, the Golden State, Pelican State, and Sunshine State generated revenues in the aggregate of $13.4 million through charters with BP, Marathon, and Chevron, respectively. In the second quarter of 2010, we had an average utilization rate of 100% based on 273 operating days and 273 ownership days. During July 2010 and December 2010, we received delivery of the Empire State and Evergreen State, respectively. In the second quarter of 2011, the Golden State, Pelican State, Sunshine State, Empire State, and Evergreen State generated revenues in the aggregate of $27.4 million through charters with BP, Marathon, Chevron, and MSC, respectively. Overall utilization was 100% based on 455 operating days and 455 ownership days.

Vessel Operating Expenses

In the second quarter of 2011, vessel operating expenses were $9.2 million compared to $5.2 million in the second quarter of 2010. Vessel operating expenses increased in 2011 primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses decreased to $0.1 million in the second quarter of 2011 from $0.5 million in 2010. The company incurred significant legal fees in the second quarter of 2010 in advance of the bond offering in May 2010. The reduction in legal fees was partially offset by higher wage and benefits costs with the increase in corporate staff.

Depreciation and amortization

Depreciation and amortization expense increased to $5.9 million in the second quarter of 2011 from $3.8 million in 2010. The changes were primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010. Once a vessel is delivered and commences operation, the depreciation associated with that particular vessel is recorded as an expense.

Management Fees

Management fees increased to $0.8 million in the second quarter of 2011 from $0.5 million in 2010, primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

Interest Expense

Interest expense increased to $18.8 million during the second quarter of 2011 compared to $10.4 million in 2010. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest; (b) a higher interest rate following the conversion of the Sponsor Facility’s interest rate in May 2010 from a variable rate to a fixed rate; (c) interest expense incurred in 2010 under the Notes, which were issued in May 2010; and (d) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of two vessels in July and December 2010.

Debt Extinguishment Expense

Debt extinguishment expense was $2.2 million due to the prepayment of $27.0 million of the Notes in the second quarter, versus $7.6 million due to the prepayment of the DVB facility in the second quarter of 2010.

Derivative Losses

Derivative losses were $0.4 million during the second quarter of 2011 compared with $0.5 million during 2010 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $10.0 million in the second quarter of 2011, compared to a net loss of $15.1 million for 2010.

Six Months Ended June 30, 2011 versus Six Months Ended June 30, 2010

Revenues

During 2009, the Company received delivery of three new vessels, the Golden State, Pelican State and Sunshine State, in January 2009, June 2009 and December 2009, respectively. In the six months ended June 30, 2010, the Golden State, Pelican State, and Sunshine State generated revenues in the aggregate of $25.9 million through charters with BP, Marathon, and Chevron, respectively. We had an average utilization rate of 98% based on 532 operating days and 543 ownership days. During July 2010 and December 2010, we received delivery of the Empire State and Evergreen State, respectively. In 2011, the Golden State, Pelican State, Sunshine State, Empire State, and Evergreen State generated revenues in the aggregate of $54.4 million through charters with BP, Marathon, Chevron, and MSC, respectively. Overall utilization was 100% based on 905 operating days and 905 ownership days.

Vessel Operating Expenses

Vessel operating expenses were $17.1 million in 2011, compared to $10.3 million in 2010. Vessel operating expenses increased in 2011 primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses were $0.9 million in 2011, compared with $0.9 million in 2010. Increases in payroll and professional fees were offset by lower legal fees in the period.

Depreciation and amortization

Depreciation and amortization expense increased to $11.9 million in 2011 from $7.6 million in 2010. The changes were primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010. Once a vessel is delivered and commences operation, the depreciation associated with that particular vessel is recorded as an expense.

Management Fees

Management fees increased to $1.6 million in 2011 from $1.1 million in 2010, primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

Interest Expense

Interest expense increased to $37.3 million in 2011 compared to $15.0 million in 2010. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest; (b) a higher interest rate following the conversion of the Sponsor Facility’s interest rate in May 2010 from a variable rate to a fixed rate; (c) interest expense incurred in 2010 under the Notes, which were issued in May 2010; and (d) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of two vessels in July and December 2010.

Debt Extinguishment Expense

Debt extinguishment expense was $2.2 million due to the prepayment of $27.0 million of the Notes in 2011, versus $7.6 million due to the prepayment of the DVB facility in 2010.

Derivative Losses

Derivative losses were $0.4 million in 2011 compared with $1.6 million in 2010 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $17.0 million in 2011, compared to a net loss of $18.1 million for 2010.

Liquidity and Capital Resources

We operate in a capital intensive industry. Our primary liquidity requirements relate to operating expenses, semi-annual payments for interest under the Notes, capital expenditures for the maintenance of vessels, and payments under our management service agreements. Our long-term liquidity needs primarily relate to interest and principal debt payments under the Notes and Sponsor Facility, which mature in 2015 and 2016, respectively. Long-term liquidity needs will depend upon the timing and amount of drydocking expenditures, repairs and maintenance activity, vessel additions and dispositions and fluctuations in working capital balances and scheduled maintenance.

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

We believe that cash flows from operations will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of June 30, 2011.

Working Capital

Working capital at June 30, 2011 was $12.7 million compared with $21.6 million at December 31, 2010. This decrease was primarily due to the reduction of cash used for the redemption of $27.0 million of the Notes in April 2011, and partially offset by the reduction in accrued vessel construction costs.

Cash Flows

	For the Six Months Ended June 30,
	2011	2010
	(dollars in thousands)
Net cash flow provided by operating activities	$17,013	$16,742
Net cash flow provided by (used in) investing activities	6,665	(172,149)
Net cash flow (used in) provided by financing activities	(28,679)	168,858

Operating cash flows – Net cash flow provided by operating activities was $17.0 million for the six months ended June 30, 2011 and $16.7 million for the six months ended June 30, 2010. The increase in operating cash flows is primarily from the operation of five vessels during 2011 versus three vessels during the same period in 2010, partially offset by higher interest payments.

Investing cash flows – Net cash provided by (used in) investing activities was $6.7 million for the six months ended June 30, 2011 and $(172.1) million in 2010. The increase in investing cash flows was primarily from the release of $7.9 million of restricted cash for general corporate purposes, versus the net deposit of $167.1 of restricted cash in the same period in 2010. The restricted cash was provided by the May 2010 bond offering and was used to fund the construction of the Empire State and Evergreen State. Vessel and equipment additions were $1.0 million in 2011 compared with $5.0 million in 2010.

Financing cash flows – Net cash (used in) provided by financing activities was $(28.7) million for the six months ended June 30, 2011 and $168.9 million for 2010. The Company repaid $27.0 million of the Notes in April 2011. In the six months ended June 30, 2010, the Company received net proceeds of $277.0 million from the Notes offering, prepaid the DVB facility for $96.9 million in May 2010, and paid $8.5 million in debt issuance costs with the proceeds from the issuance of the Notes.

Long-Term Debt

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Notes, net of $5,585 and $6,974 unamortized original discount at June 30, 2011 and December 31, 2010, respectively	$252,415	$278,026
Sponsor Facility	382,941	361,959

	$635,356	$639,985

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. Under the terms of the Sponsor Facility, the ability to borrow additional amounts against this facility ceased in June 2011. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. Concurrent with the issuance of the Notes, we further amended the Sponsor Facility to effect an interest rate conversion from a variable rate of LIBOR + 4.5% to a fixed rate of 12% payable in kind, the extension of the maturity of the Sponsor Facility to 2016 and a subordination of our first lien security interest on Sunshine State, Evergreen State, and Empire State to a second lien, resulting in a second lien security interest on all five of our vessels. The Sponsor Facility is subject to an intercreditor agreement with the holders of the Notes. During the three months ended June 30, 2011 and 2010, the Company recorded $10.9 million and $7.8 million, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. During the six months ended June 30, 2011 and 2010, the Company recorded $21.0 million and $11.7 million, respectively, for interest-in-kind payments. An interest-in-kind accrual of $7.0 million and $26.8 million was recorded as long-term debt at June 30, 2011 and December 31, 2010, respectively.

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

The maturities of long-term debt as of June 30, 2011, excluding interest accreted on the Sponsor Facility subsequent to June 30, 2011, are as follows:

2015	$252,415
2016	382,941

$635,356

Capital Expenditures.

During the six months ended June 30, 2011, we spent approximately $1.0 million for construction of our vessels, consisting mostly of owner furnished equipment and other outfitting costs. An additional $0.3 million was spent on software for corporate accounting and financial reporting. We estimate that our liability to NASSCO is $1.9 million as of June 30, 2011, of which $0.9 million is payable in 2011 for completion of our last vessel, delivered in December 2010, and $1.0 million for warranty escrow payments, with $0.5 million payable in July and December 2011, for the last two vessels delivered.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of June 30, 2011.

	Payments Due by Period
	< 1 year	1 – 3 years	3 – 5 years	Total
Long-term debt (1)	$26,445	$52,890	$952,292	$1,031,627
Contractual commitments (2)	1,900	—	—	1,900

	$28,345	$52,890	$952,292	$1,033,527

(1)	The long-term debt consists of principal values of $258,000 Notes and $382,941 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively. Amounts include contractual interest payments and paid-in-kind interest.
(2)	Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of our debt has fixed interest rates, and is comprised of outstanding borrowings at June 30, 2011 of $252.4 million under the Notes, maturing in 2015, and $382.9 million under the Sponsor Facility maturing in 2016. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

On May 12, 2011, we completed an exchange offer to exchange the unregistered Notes for Notes registered with the Securities and Exchange Commission, under the Securities Act of 1933. The registered Notes are substantially identical to the unregistered Notes and are governed by the same indenture governing the unregistered Notes.

As of June 30, 2011, we had one outstanding interest rate cap with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% is intended to reduce the potential negative impacts to our cash flows that could result in movements in interest rates between the date a chartering contract is entered into and sale date, if any, of such combined vessel and chartering contract. We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as we did not designate the interest rate cap as a hedge. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended June 30, 2011, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II – Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Reserved)

Item 5. Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from American Petroleum Tankers Parent LLC’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010, and (iv) the Notes to Unaudited Consolidated Financial Statements for the three and six Months ended June 30, 2011 and 2010, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC (Registrant)

Date:	8/12/11	By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer,
(Principal Executive Officer)

Date:	8/12/11	By:	/s/ Philip J. Doherty
Philip J. Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)