Form 10-Q
period 2011-09-30
American Petroleum Tankers Parent LLC
filed 2011-11-14
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Balance Sheets

as of September 30, 2011 and December 31, 2010

(in thousands)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$34,984	$18,241
Accounts receivables	10,036	11,095
Prepaid expenses and other current assets	705	453
Restricted cash	—	7,923

Total Current Assets	45,725	37,712
Deferred financing costs, net	10,050	12,255
Other assets	3,275	3,573
Vessels and equipment, net	675,186	692,178

Total Assets	$734,236	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$6,325	$6,385
Accrued interest	11,019	4,869
Payable due USS Entities	250	320
Unearned revenue	4,583	4,508

Total Current Liabilities	22,177	16,082
Long-term debt (includes amounts to related parties of $394,469 and $361,959 at September 30, 2011 and December 31, 2010, respectively)	647,248	639,985

Total Liabilities	669,425	656,067
Commitments and Contingencies (Notes 5 and 11)
Members’ Equity	64,811	89,651

Total Liabilities and Members’ Equity	$734,236	$745,718

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2011 and 2010

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$27,616	$16,954	$82,042	$42,883

Expenses:
Vessel operating expenses	8,838	6,328	25,957	16,605
General and administrative expenses	504	503	1,403	1,376
Depreciation and amortization	5,947	4,550	17,803	12,106
Management fees	709	669	2,283	1,746

Total Expenses	15,998	12,050	47,446	31,833

Operating income	11,618	4,904	34,596	11,050

Other income (expense):

Interest income	1	70	7	77
Interest expense (includes amounts to related parties, as discussed in Note 7)	(19,206)	(17,234)	(56,503)	(32,234)
Debt extinguishment expense	—	—	(2,220)	(7,640)
Derivative losses	(282)	(343)	(720)	(1,967)

Net loss	$(7,869)	$(12,603)	$(24,840)	$(30,714)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statement of Changes in Members’ Equity

For the Nine Months Ended September 30, 2011

(in thousands)

	Member Interests		Total Members’
	Class A	Class B	Equity
Beginning balance at January 1, 2011	$89,651	$—	$89,651
Net loss	(24,840)	—	(24,840)

Ending balance at September 30, 2011	$64,811	$—	$64,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

(in thousands)

	2011	2010
OPERATING ACTIVITIES:
Net loss	$(24,840)	$(30,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	(205)	(903)
Depreciation and amortization	17,803	12,106
Amortization of deferred financing costs	1,904	2,357
Amortization of discount on notes issued	1,131	594
Debt prepayment penalty fees	810	2,814
Write-off of deferred financing costs	787	4,826
Write-off of discount on notes issued	623	—
Derivative losses	720	1,967
Interest paid-in-kind	32,510	22,001
Changes in current assets and liabilities:
Accounts receivables	1,059	(3,480)
Prepaid expenses and other current assets	(252)	(248)
Accrued expenses and other liabilities	6,778	11,111
Payable due USS Entities	(70)	(166)
Unearned revenue	75	1,134

Net cash provided by operating activities	38,833	23,399

INVESTING ACTIVITIES:
Vessel and equipment additions	(1,006)	(88,282)
Software additions	(252)	—
Change in restricted cash	7,923	(86,277)

Net cash provided by (used in) investing activities	6,665	(174,559)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029
Payment on long-term debt	(27,000)	(96,904)
Debt prepayment penalty fees	(810)	(2,814)
Payment of debt issuance costs	(945)	(9,697)

Net cash (used in) provided by financing activities	(28,755)	167,614

Net increase in cash and cash equivalents	16,743	16,454
Cash and cash equivalents at beginning of period	18,241	7,893

Cash and cash equivalents at end of period	$34,984	$24,347

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vessel and construction-in-progress accruals	$—	$78,512
Interest paid-in-kind	32,510	22,001

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Note 3 - New Accounting Pronouncements

There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flows.

Note 4 - Restricted Cash

In connection with the issuance of $285,000 of 10 1/4% First Priority Senior Secured Notes (the “Notes”) on May 17, 2010, as discussed in Note 7, $169,900 of the net proceeds were placed in an escrow account to fund the remaining construction costs of the Company’s vessels. The balance in the escrow account at December 31, 2010 was $7,923. As discussed in Note 5, the Company was scheduled to make its final vessel construction payments (excluding warranty escrow payments) during the first quarter of 2011; however, the final payment under the Company’s vessel construction contract is being deferred until the expiration of the last vessel warranty period in December 2011. The remaining balance in the escrow account was released from escrow after the first anniversary of the Notes issuance date, as specified in the Notes Agreement.

Note 5 - Construction Contract

The Company entered into a contract with National Steel and Shipbuilding Company (“NASSCO”) for the construction of five 49,000 dwt double-hulled tankers. The vessels were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively.

At September 30, 2011 and December 31, 2010, the Company has accrued $1,900 and $1,835, respectively, payable to NASSCO for completion of the final vessel delivered in December 2010 and $1,000 for warranty escrow payments, with $500 payable in July and December 2011, for the last two vessels delivered. The Company has capitalized these costs within Vessels and Equipment, Net and accrued the liability within Accrued Expenses and Other Liabilities in the accompanying Unaudited Condensed Consolidated Balance Sheets. Under the terms of the amended construction agreement with NASSCO, the Company was required to make a final payment (excluding the warranty escrow payments) in February 2011. NASSCO and the Company agreed to defer the warranty and final payments until the expiration of the last vessel warranty period in December 2011. Future commitments under this contract are further discussed in Note 11.

Note 6 – Vessels and Equipment, Net

Vessel and Equipment, Net consists of the following:

	September 30, 2011	December 31, 2010
Vessels and equipment	$718,654	$717,878
Less accumulated depreciation	(43,468)	(25,700)

	$675,186	$692,178

Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest cost of $1,481 and $5,272 were capitalized during the three and nine months ended September 30, 2010, respectively.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

Note 7 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Notes, net of $5,221 and $6,974 unamortized original discount at September 30, 2011 and December 31, 2010, respectively	$252,779	$278,026
Sponsor Facility	394,469	361,959

	$647,248	$639,985

As discussed in Note 13, the Notes are secured by a first priority lien on substantially all of the assets of APT Parent and its subsidiaries. The Sponsor Facility, as defined below, is secured by a second lien on the same assets, subject to certain exceptions and permitted liens.

First Priority Senior Secured Notes

On May 17, 2010, APT Parent and AP Tankers Co. issued the Notes due 2015 at a price of 97.203%. Interest on the Notes is payable on May 1 and November 1 of each year, beginning November 1, 2010. The net proceeds were used to place $169,900 cash in escrow for the construction of vessels, prepay $97,574 related to a senior secured loan facility, the “DVB Facility”, (including principal, interest, and prepayment penalty), and the remainder was used to pay related transaction fees and expenses, of which $10,402 of costs were capitalized as debt issuance costs within Deferred Financing Costs, Net in the accompanying Unaudited Condensed Consolidated Balance Sheets.

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

In connection with the issuance of the Notes, APT Parent and AP Tankers Co. entered into a registration rights agreement (“Registration Rights Agreement”) which required the use of reasonable efforts to register notes having substantially identical terms as the Notes with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended, prior to May 12, 2011. The Company completed the registration of the Notes and an exchange offer, exchanging unregistered Notes for Notes registered with the SEC, on May 12, 2011 (the “Exchange Offer”).

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

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

During the nine months ended September 30, 2011 and 2010, the Company recorded $32,510 and $22,001, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $18,546 and $26,812 was recorded as long-term debt at September 30, 2011 and December 31, 2010, respectively.

The maturities of long-term debt subsequent to September 30, 2011, excluding accreted interest on the Sponsor Facility subsequent to September 30, 2011, are as follows:

2015	$252,779
2016	394,469

$647,248

A reconciliation of Interest Expense for the three and nine month periods ended September 30, 2011 and 2010 is as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Cash paid for interest - other (1)	$—	$—	$14,583	$2,044	(2)
Paid-in-kind interest to members	11,528	10,278	32,510	22,001
Amortization of deferred financing costs	627	657	1,904	2,358	(2)
Amortization of discounts on notes issued	365	402	1,131	594
Administrative fee to members	75	75	225	227
Change in interest accrual	6,611	7,303	6,150	10,282	(2)

Gross interest expense	19,206	18,715	56,503	37,506
Less capitalized interest	—	(1,481)	—	(5,272)

Net Interest Expense	$19,206	$17,234	$56,503	$32,234

Cash for prepayment fee	$—	$—	$810	$2,814
Write-off of deferred financing costs	—	—	787	4,826
Write-off of discount on notes issued	—	—	623	—

Debt Extinguishment Expense	$—	$—	$2,220	$7,640

(1)	Represents additional cash flow disclosures.
(2)	Includes amounts for loan under DVB Facility that was prepaid on May 17, 2010.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

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

Pursuant to the terms of the settlement agreement, Product Manager earned $250 and $500 during 2010 and 2009, respectively, for cost savings realized on the construction of one vessel completed in each of the respective years. The cost savings were accrued within Due to USS Entities at December 31, 2010 and 2009, respectively, and capitalized as a cost to the respective vessels. The $500 cost savings was paid by the Company in the first quarter of 2010. During the nine months ended September 30, 2011 and 2010, the Company reimbursed the Partnership $70 and $166, respectively, for expenses paid on behalf of the Company. The aggregate payable recorded within Due to USS Entities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $250 and $320 at September 30, 2011 and December 31, 2010, respectively.

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of Interest Expense, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2011, the Company recorded $11,528 and $32,510, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. During the three and nine months ended September 30, 2010, the Company recorded $10,278 and $22,001, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $18,546 and $26,812 was recorded as long-term debt at September 30, 2011 and December 31, 2010, respectively.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

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

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at September 30, 2011 and December 31, 2010 was $245 and $965, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The change in the fair value of the derivative financial instrument was recorded to Derivative Losses as losses of $282 and $720 during the three and nine months ended September 30, 2011, respectively, and losses of $343 and $1,967 during the three and nine months ended September 30, 2010, respectively.

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

•

Long-term debt – For registered debt the fair value is based on quoted prices in active markets. For all other debt the fair value is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. At September 30, 2011, the carrying value and estimated fair value of the Company’s debt was $647,248 and $671,899, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $639,985 and $655,971, respectively.

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

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

Note 11 - Commitments and Contingencies

As discussed in Note 5, the Company has a contract with NASSCO for the construction of five product tankers which were delivered in January 2009, September 2009, December 2009, July 2010 and December 2010, respectively. The Company currently expects the cost to construct these five tankers under the NASSCO contract to aggregate approximately $670,772. Payments of $668,872 have been made under these construction contracts as of September 30, 2011. The Company estimates that it will make payments under this construction contract of approximately $1,900 in 2011.

Note 12 - Financial Information by Segments and Geographic Area

The Company’s business is to charter its tankers primarily in the U.S. domestic Jones Act trades to customers in the petroleum industry to and from destination points in the coastwise United States. In July 2011, the Empire State returned to the US West Coast from foreign service. Thus, currently all five vessels are trading domestically. Each of the Company’s vessels represents an operating segment. These segments are aggregated into one reportable segment because they possess similar economic characteristics and all vessels are the same design and carry petroleum products for U.S. based customers.

Note 13 - Guarantor Subsidiaries

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

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through September 30, 2011, no dividends have been paid.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statemsnts

For the Three and Nine Months Ended September 30, 2011 and 2010

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

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$103	$34,881	$—	$34,984
Accounts receivables	—	—	10,036	—	10,036
Prepaid expenses and other current assets	—	59	646	—	705

Total Current Assets	—	162	45,563	—	45,725
Receivables due from affiliates, net	—	210,136	—	(210,136)	—
Deferred financing costs, net	—	7,349	2,701	—	10,050
Investment in affiliates	64,811	110,962	—	(175,773)	—
Other assets	—	217	3,058	—	3,275
Vessels and equipment, net	—	—	675,186	—	675,186

Total Assets	$64,811	$328,826	$726,508	$(385,909)	$734,236

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$217	$6,108	$—	$6,325
Accrued interest	—	11,019	—	—	11,019
Payable due USS Entities	—	—	250	—	250
Unearned revenue	—	—	4,583	—	4,583

Total Current Liabilities	—	11,236	10,941	—	22,177
Payables due to affiliates, net	—	—	210,136	(210,136)	—
Long-term debt	—	252,779	394,469	—	647,248

Total Liabilities	—	264,015	615,546	(210,136)	669,425
Members’ Equity	64,811	64,811	110,962	(175,773)	64,811

Total Liabilities and Members’ Equity	$64,811	$328,826	$726,508	$(385,909)	$734,236

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$18,241	$—	$18,241
Accounts receivables	—	—	11,095	—	11,095
Prepaid expenses and other current assets	—	—	453	—	453
Restricted cash	—	7,923	—	—	7,923

Total Current Assets	—	7,923	29,789	—	37,712
Receivables due from affiliates, net	—	247,683	—	(247,683)	—
Deferred financing costs, net	—	9,113	3,142	—	12,255
Investment in affiliates	89,651	108,991	—	(198,642)	—
Other assets	—	—	3,573	—	3,573
Vessels, net	—	—	692,178	—	692,178

Total Assets	$89,651	$373,710	$728,682	$(446,325)	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$1,164	$5,221	$—	$6,385
Accrued interest	—	4,869	—	—	4,869
Payable due USS Entities	—	—	320	—	320
Unearned revenue	—	—	4,508	—	4,508

Total Current Liabilities	—	6,033	10,049	—	16,082
Payables due to affiliates, net	—	—	247,683	(247,683)	—
Long-term debt	—	278,026	361,959	—	639,985

Total Liabilities	—	284,059	619,691	(247,683)	656,067
Members’ Equity	89,651	89,651	108,991	(198,642)	89,651

Total Liabilities and Members’ Equity	$89,651	$373,710	$728,682	$(446,325)	$745,718

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$27,616	$—	$27,616

Expenses:
Vessel operating expenses	—	—	8,838	—	8,838
General and administrative expenses	—	493	11	—	504
Depreciation and amortization	—	21	5,926	—	5,947
Management fees	—	—	709	—	709

Total Expenses	—	514	15,484	—	15,998

Operating (loss) income	—	(514)	12,132	—	11,618

Other income (expense):
Interest income	—	—	1	—	1
Interest expense	—	(7,456)	(11,750)	—	(19,206)
Debt extinguishment expense	—	—	—	—	—
Equity in (losses) income of subsidiaries	(7,869)	101	—	7,768	—
Derivative losses	—	—	(282)	—	(282)

Net (loss) income	$(7,869)	$(7,869)	$101	$7,768	$(7,869)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$16,954	$—	$16,954

Expenses:
Vessel operating expenses	—	—	6,328	—	6,328
General and administrative expenses	—	122	381	—	503
Depreciation	—	—	4,550	—	4,550
Management fees	—	—	669	—	669

Total Expenses	—	122	11,928	—	12,050

Operating (loss) income	—	(122)	5,026	—	4,904

Other income (expense):
Interest income	—	70	—	—	70
Interest expense	—	(7,562)	(9,672)	—	(17,234)
Debt extinguishment expense	—	—	—	—	—
Equity in losses of subsidiaries	(12,603)	(4,989)	—	17,592	—
Derivative losses	—	—	(343)	—	(343)

Net loss	$(12,603)	$(12,603)	$(4,989)	$17,592	$(12,603)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$82,042	$—	$82,042

Expenses:
Vessel operating expenses	—	—	25,957	—	25,957
General and administrative expenses	—	1,233	170	—	1,403
Depreciation and amortization	—	35	17,768	—	17,803
Management fees	—	—	2,283	—	2,283

Total Expenses	—	1,268	46,178	—	47,446

Operating (loss) income	—	(1,268)	35,864	—	34,596

Other income (expense):
Interest income	—	4	3	—	7
Interest expense	—	(23,327)	(33,176)	—	(56,503)
Debt extinguishment expense	—	(2,220)	—	—	(2,220)
Equity in (losses) income of subsidiaries	(24,840)	1,971	—	22,869	—
Derivative losses	—	—	(720)	—	(720)

Net (loss) income	$(24,840)	$(24,840)	$1,971	$22,869	$(24,840)

	Unaudited Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$42,883	$—	$42,883

Expenses:
Vessel operating expenses	—	—	16,605	—	16,605
General and administrative expenses	—	195	1,181	—	1,376
Depreciation	—	—	12,106	—	12,106
Management fees	—	—	1,746	—	1,746

Total Expenses	—	195	31,638	—	31,833

Operating (loss) income	—	(195)	11,245	—	11,050

Other income (expense):
Interest income	—	77	—	—	77
Interest expense	—	(10,789)	(21,445)	—	(32,234)
Debt extinguishment expense	—	—	(7,640)	—	(7,640)
Equity in losses of subsidiaries	(30,714)	(19,807)	—	50,521	—
Derivative losses	—	—	(1,967)	—	(1,967)

Net loss	$(30,714)	$(30,714)	$(19,807)	$50,521	$(30,714)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(24,840)	$(24,840)	$1,972	$22,868	$(24,840)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Straight-line charter revenues	—	—	(205)	—	(205)
Depreciation and amortization	—	35	17,768	—	17,803
Amortization of deferred financing costs	—	1,463	441	—	1,904
Amortization of discount on notes issued	—	1,131	—	—	1,131
Equity in losses (income) of subsidiaries	24,840	(1,971)	—	(22,868)	—
Debt prepayment penalty fees	—	810	—	—	810
Write-off of deferred financing costs	—	787	—	—	787
Write-off of discount on notes issued	—	623	—	—	623
Derivative losses	—	—	720	—	720
Interest paid-in-kind	—	—	32,510	—	32,510
Changes in current assets and liabilities:
Accounts receivables	—	—	1,059	—	1,059
Prepaid expenses and other current assets	—	(59)	(193)	—	(252)
Accrued expenses and other liabilities	—	5,661	1,117	—	6,778
Payable due USS Entities	—	—	(70)	—	(70)
Unearned revenue	—	—	75	—	75
Change in receivables due from/payables due to affiliates, net	—	9,737	(9,737)	—	—

Net cash (used by) provided by operating activities	—	(6,623)	45,456	—	38,833

INVESTING ACTIVITIES:
Vessel and equipment additions	—	—	(1,006)	—	(1,006)
Software additions	—	(252)	—	—	(252)
Change in restricted cash	—	7,923	—	—	7,923

Net cash provided by (used in) investing activities	—	7,671	(1,006)	—	6,665

FINANCING ACTIVITIES:
Receipts from (payments to) affiliates	—	27,810	(27,810)	—	—
Payment on long-term debt	—	(27,000)	—	—	(27,000)
Debt prepayment penalty fees	—	(810)	—	—	(810)
Payment of debt issuance costs	—	(945)	—	—	(945)

Net cash used in financing activities	—	(945)	(27,810)	—	(28,775)

Net increase (decrease) in cash and cash equivalents	—	103	16,640	—	16,743
Cash and cash equivalents at beginning of period	—	—	18,241	—	18,241

Cash and cash equivalents at end of period	$—	$103	$34,881	$—	$34,984

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2010

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss)	$(30,714)	$(30,714)	$(19,807)	$50,521	$(30,714)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Straight-line charter revenues	—	—	(903)	—	(903)
Depreciation and amortization	—	—	12,106	—	12,106
Amortization of deferred financing costs	—	752	1,605	—	2,357
Amortization of discount on notes issued	—	594	—	—	594
Equity in losses of subsidiaries	30,714	19,807	—	(50,521)	—
Debt prepayment penalty fees	—	—	2,814	—	2,814
Write-off of deferred financing costs	—	—	4,826	—	4,826
Write-off of discount on notes issued	—	—	—	—	—
Derivative losses	—	—	1,967	—	1,967
Interest paid-in-kind	—	—	22,001	—	22,001
Changes in current assets and liabilities:
Accounts receivables	—	—	(3,480)	—	(3,480)
Prepaid expenses and other current assets	—	—	(248)	—	(248)
Accrued expenses and other liabilities	—	11,015	96	—	11,111
Payable due USS Entities	—	—	(166)	—	(166)
Unearned revenue	—	—	1,134	—	1,134
Change in receivables due from/payables due to affiliates, net	—	(1,328)	1,328	—	—

Net cash provided by operating activities	—	126	23,273	—	23,399

INVESTING ACTIVITIES:
(Payments to) receipts from affiliates for construction payment	—	(80,900)	80,900	—	—
Vessel additions	—	—	(88,282)	—	(88,282)
Change in restricted cash	—	(89,077)	2,800	—	(86,277)

Net cash (used in) investing activities	—	(169,977)	(4,582)	—	(174,559)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029	—	—	277,029
(Payments to) receipts from affiliates	—	(97,481)	97,481	—	—
Payment on long-term debt	—	—	(96,904)	—	(96,904)
Debt prepayment penalty fees	—	—	(2,814)	—	(2,814)
Payment of debt issuance costs	—	(9,697)	—	—	(9,697)

Net cash provided by (used in) financing activities	—	169,851	(2,237)	—	167,614

Net increase in cash and cash equivalents	—	—	16,454	—	16,454
Cash and cash equivalents at beginning of period	—	—	7,893	—	7,893

Cash and cash equivalents at end of period	$—	$—	$24,347	$—	$24,347

Note 14 – Subsequent Events

The Company evaluated events and transactions that occurred during the period from September 30, 2011, the date of the balance sheet, through November 14, 2011, the date of issuance of the unaudited condensed consolidated financial statements, and identified the following events or transactions that should be disclosed:

On October 11, 2011, the Company entered into a Deferred Compensation Agreement with Robert K. Kurz, Chief Executive of the Company. A Form 8-K was filed with the Securities and Exchange Commission on October 14, 2011.

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

Our customers are BP West Coast Products LLC (“BP”), an affiliate of Chevron Corporation (“Chevron”), an affiliate of Marathon Oil Corporation (“Marathon”) and the Military Sealift Command department of the U.S. Navy (“MSC”). Three of our vessels are on time charters that range up to three years under an evergreen type arrangement (which may be terminated at any time upon 90 days notice) to seven years. Our other two vessels are contracted to MSC for one year with four approximately one-year renewal options. While MSC awarded us the contract based on a five-year analysis, MSC is only permitted to commit to annual contracts due to budgetary restrictions. However, as a result of our customization of these vessels to meet MSC’s requirements, as well as economic benefits for continued renewals, we believe it is likely that MSC will exercise its renewal options, although there can be no assurance that they will do so. The four T-5 tankers that our vessels have in part replaced had been in continuous MSC service since their delivery as new buildings in the mid-1980s, despite MSC’s requirement for periodic renewals of time charters and / or operating agreements, as applicable. Further supporting this view, the day rates in the first-year of our charters with MSC are on average 25% higher than the day rates for our first-option years. We utilized this declining rate structure with a material premium in the first year to incentivize MSC to exercise each of their one-year renewal options. In 2011 MSC exercised its first one-year renewal option for both the Evergreen State and the Empire State.

Operationally, we retain all strategic and commercial management of our vessels, while the technical management of the vessels is outsourced to certain affiliates of Crowley Maritime Corporation (collectively, “Crowley” or our “Manager”). Crowley’s technical management services include crewing, maintenance and repair, purchasing, insurance and claims administration, and security as well as accounting and reporting services. Founded in 1892, Crowley is one of the oldest maritime transportation companies in the U.S., employing approximately 5,100 employees across 90 office locations. We benefit from Crowley’s operational expertise, purchasing power and relationships with vendors, suppliers and major labor organizations which are key to providing skilled and experienced crews. As of June 2011, the non-vessel accounting and GAAP reporting responsibilities were transitioned from Crowley to our staff.

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

•

Both domestic and international regulatory bodies require that petroleum carrying vessels be drydocked for major repair and maintenance at least every five years (this requirement increases to twice in a five year period after a vessel’s first fifteen years of operation). In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage. Drydocking costs are deferred and amortized over the estimated period between dry-dockings, although we have not sustained any drydocking costs to date.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements, upon which this discussion and analysis is based, requires management to make estimates and judgments which impact those condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, revenue recognition, and valuation of derivative instruments. Different assumptions in the application of these policies could result in material changes in our consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see the Notes to the Condensed Consolidated Financial Statements for the year ended December 31, 2010 included in the Registration Statement.

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

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)		(dollars in thousands)
Unaudited Condensed Consolidated Statements of Operations Data:

Revenues	$27,616	$16,954	$82,042	$42,883

Expenses:
Vessel operating expenses	8,838	6,328	25,957	16,605
General and administrative expenses	504	503	1,403	1,376
Depreciation and amortization	5,947	4,550	17,803	12,106
Management fees	709	669	2,283	1,746

Total Expenses	15,998	12,050	47,446	31,833

Operating income:	11,618	4,904	34,596	11,050

Other income (expense) :

Interest income	1	70	7	77
Interest expense	(19,206)	(17,234)	(56,503)	(32,234)
Debt extinguishment expense	—	—	(2,220)	(7,640)
Derivative losses	(282)	(343)	(720)	(1,967)

Net loss	$(7,869)	$(12,603)	$(24,840)	$(30,714)

Three Months Ended September 30, 2011 versus Three Months Ended September 30, 2010

Revenues

During 2009, the Company received delivery of three new vessels, the Golden State, Pelican State and Sunshine State, in January 2009, June 2009 and December 2009, respectively. During July 2010, the Company received delivery of the Empire State. In the third quarter of 2010, the Golden State, Pelican State, Sunshine State, and Empire State generated revenues in the aggregate of $17.0 million through charters with BP, Marathon, Chevron, and MSC, respectively. In the third quarter of 2010, we had an average utilization rate of 99% based on 346 operating days and 349 ownership days. In December 2010, we received delivery of the Evergreen State. In the third quarter of 2011, the Golden State, Pelican State, Sunshine State, Empire State, and Evergreen State generated revenues in the aggregate of $27.6 million through charters with BP, Marathon, Chevron, and MSC, respectively. Overall utilization was 100% based on 460 operating days and 460 ownership days.

Vessel Operating Expenses

In the third quarter of 2011, vessel operating expenses were $8.8 million compared to $6.3 million in the third quarter of 2010. Vessel operating expenses increased in 2011 primarily due to the delivery of the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses were $0.5 million in the third quarter of 2011 and 2010. The Company incurred significant professional fees in the third quarter of 2010 related to the bond offering in May 2010. During 2011, the reduction in professional fees was offset by higher wage and benefits costs with the increase in corporate staff.

Depreciation and amortization

Depreciation expense increased to $5.9 million in the third quarter of 2011 from $4.6 million in 2010. The changes were primarily due to the delivery of the Evergreen State in December 2010. Once a vessel is delivered and commences operation, the depreciation associated with that particular vessel is recorded as an expense.

Management Fees

Management fees were $0.7 million in the third quarter of 2011 and $0.7 million in 2010. An increase in management fees due to the delivery of the Evergreen State in December 2010 was offset by a transition of non-vessel administration from Crowley to our staff in July of 2011.

Interest Expense

Interest expense increased to $19.2 million during the third quarter of 2011 compared to $17.2 million in 2010. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest; and (b) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of two vessels in July and December 2010.

Derivative Losses

Derivative losses were $0.3 million during the third quarter of 2011 and 2010 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $7.9 million in the third quarter of 2011, compared to a net loss of $12.6 million for 2010.

Nine Months Ended September 30, 2011 versus Nine Months Ended September 30, 2010

Revenues

During 2009, the Company received delivery of three new vessels, the Golden State, Pelican State and Sunshine State, in January 2009, June 2009 and December 2009, respectively. During the third quarter of 2010, the Company received delivery of the Empire State in July 2010. In the nine months ended September 30, 2010, the Golden State, Pelican State, Sunshine State and Empire State generated revenues in the aggregate of $42.9 million through charters with BP, Marathon, Chevron, and MSC, respectively. We had an average utilization rate of 98% based on 878 operating days and 892 ownership days. During December 2010, we received delivery of the Evergreen State. In 2011, the Golden State, Pelican State, Sunshine State, Empire State, and Evergreen State generated revenues in the aggregate of $82.0 million through charters with BP, Marathon, Chevron, and MSC, respectively. Overall utilization was 100% based on 1,365 operating days and 1,365 ownership days.

Vessel Operating Expenses

Vessel operating expenses were $26.0 million in 2011, compared to $16.6 million in 2010. Vessel operating expenses increased in 2011 primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses were $1.4 million in 2011and 2010. During 2011, increases in payroll and benefits were offset by lower professional fees.

Depreciation and amortization

Depreciation expense increased to $17.8 million in 2011 from $12.1 million in 2010. The changes were primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010. Once a vessel is delivered and commences operation, the depreciation associated with that particular vessel is recorded as an expense.

Management Fees

Management fees increased to $2.3 million in 2011 from $1.7 million in 2010, primarily due to the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

Interest Expense

Interest expense increased to $56.5 million in 2011 compared to $32.2 million in 2010. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest; (b) a higher interest rate following the conversion of the Sponsor Facility’s interest rate in May 2010 from a variable rate to a fixed rate; (c) interest expense incurred in 2010 under the Notes, which were issued in May 2010; and (d) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of two vessels in July and December 2010.

Debt Extinguishment Expense

Debt extinguishment expense was $2.2 million in 2011 due to the prepayment of $27.0 million of the Notes in May 2011, versus $7.6 million due to the prepayment of the DVB facility in May 2010.

Derivative Losses

Derivative losses were $0.7 million during the third quarter of 2011 compared with $2.0 million during 2010 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $24.8 million in 2011, compared to a net loss of $30.7 million for 2010.

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

In connection with the issuance of $285,000, 10 1/4% First Priority Senior Secured Notes (the “Notes”), APT Parent and AP Tankers Co. entered into a registration rights agreement (“Registration Rights Agreement”) which required us to consummate an exchange offer, exchanging unregistered Notes for Notes registered with the Securities and Exchange Commission (the “Commission”), under the Securities Act of 1933, as amended (the “Securities Act”), by May 12, 2011. We completed the Exchange Offer on May 12, 2011. The registered Notes are substantially identical to the unregistered Notes and are governed by the same indenture governing the unregistered Notes. The material provisions of the exchange offer are described in the prospectus, dated and filed with the Commission on April 13, 2011 pursuant to Rule 424(b)(3) under the Securities Act.

Our time charter contracts are structured such that we are paid in advance of providing the service, typically at the start of each month with the exception of MSC who pays charter hire every 15 days in arrears. As a result, we receive cash prior to recognizing revenue or expense, thus minimizing working capital requirements.

We believe that cash flows from operations will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of September 30, 2011.

Working Capital

Working capital at September 30, 2011 was $23.5 million compared with $21.6 million at December 31, 2010. This increase was primarily due to additional cash generated by the Evergreen State which was delivered in December 2010, and partially offset by the reduction of cash used for the redemption of $27.0 million of the Notes in April 2011.

Cash Flows

	For the Nine Months Ended September 30,
	2011	2010
	(dollars in thousands)
Net cash flow provided by operating activities	$33,833	$23,399
Net cash flow provided by (used in) investing activities	6,665	(174,559)
Net cash flow (used in) provided by financing activities	(28,755)	167,614

Operating cash flows—Net cash flow provided by operating activities was $33.8 million for the nine months ended September 30, 2011 and $23.4 million for the nine months ended September 30, 2010. The increase in operating cash flows is primarily from the operation of five vessels during 2011 versus three to four vessels during the same period in 2010, partially offset by higher interest payments.

Investing cash flows—Net cash provided by (used in) investing activities was $6.7 million for the nine months ended September 30, 2011 and $(174.6) million in 2010. The increase in investing cash flows was primarily from the release of $7.9 million of restricted cash for general corporate purposes, versus the deposit of $170.7 of restricted cash in the same period in 2010. The restricted cash was provided by the May 2010 bond offering and was used to fund the construction of the Empire State and Evergreen State. Vessel and equipment additions were $1.3 million in 2011 compared with $88.3 million 2010.

Financing cash flows—Net cash (used in) provided by financing activities was $(28.8) million for the nine months ended September 30, 2011 and $167.6 million for 2010. The Company repaid $27.0 million of the Notes in April 2011. In the nine months ended September 30, 2010, the Company received net proceeds of $277.0 million from the Notes offering, and prepaid the DVB facility for $96.9 million in May 2010 and paid $9.7 million in debt issuance costs with the proceeds from the issuance of the Notes.

Long Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2011	2010
Notes, net of $5,221 and $6,974 unamortized original discount at September 30, 2011 and December 31, 2010, respectively	$252,779	$278,026
Sponsor Facility	394,469	361,959

	$647,248	$639,985

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. Under the terms of the Sponsor Facility, the ability to borrow additional amounts against this facility ceased in June 2011. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. Concurrent with the issuance of the Notes, we further amended the Sponsor Facility to effect an interest rate conversion from a variable rate of LIBOR + 4.5% to a fixed rate of 12% payable in kind, the extension of the maturity of the Sponsor Facility to 2016 and a subordination of our first lien security interest on the Sunshine State, Evergreen State, and Empire State to a second lien, resulting in a second lien security interest on all five of our vessels. The Sponsor Facility is subject to an intercreditor agreement with the holders of the Notes. During the three months ended September 30, 2011 and 2010, the Company recorded $11.5 million and $10.3 million, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. During the nine months ended September 30, 2011 and 2010, the Company recorded $32.5 million and $22.0 million, respectively, for interest-in-kind payments. An interest-in-kind accrual of $18.6 million and $26.8 million was recorded as long-term debt at September 30, 2011 and December 31, 2010, respectively.

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

The maturities of long-term debt as of September 30, 2011, excluding interest accreted on the Sponsor Facility subsequent to September 30, 2011, are as follows:

2015	$252,779
2016	394,469

$647,248

Capital Expenditures.

During the nine months ended September 30, 2011, we spent approximately $1.0 million for construction of our vessels, consisting mostly of owner furnished equipment and other outfitting costs. An additional $0.3 million was spent on software for corporate accounting and financial reporting. We estimate that our liability to NASSCO is $1.9 million as of September 30, 2011, which is payable after the expiration of the final warranty period for the Evergreen State in December 2011.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of September 30, 2011.

	Payments Due by Period
	< 1 year	1 –3 years	3 – 5 years	Total
Long-term debt (1)	$26,445	$52,890	$952,292	$1,031,627
Contractual commitments (2)	1,900	—	—	1,900

	$28,345	$52,890	$952,292	$1,033,527

(1)	The long-term debt consists of principal values of $258,000 Notes and $394,469 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively. Amounts include contractual interest payments and paid-in-kind interest.
(2)	Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of our debt has fixed interest rates, and is comprised of outstanding borrowings at September 30, 2011 of $252.8 million under the Notes, maturing in 2015, and $394.5 million under the Sponsor Facility maturing in 2016. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

On May 12, 2011, we completed an exchange offer to exchange the unregistered Notes for Notes registered with the Securities and Exchange Commission, under the Securities Act of 1933. The registered Notes are substantially identical to the unregistered Notes and are governed by the same indenture governing the unregistered Notes.

As of September 30, 2011, we had one outstanding interest rate cap with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% is intended to reduce the potential negative impacts to our cash flows that could result in movements in interest rates between the date a chartering contract is entered into and sale date, if any, of such combined vessel and chartering contract. We recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as we did not designate the interest rate cap as a hedge. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended September 30, 2011, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II –Other Information

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. (Reserved)

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from American Petroleum Tankers Parent LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (ii) the Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010, (iii) the Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010, and (iv) the Notes to Unaudited Consolidated Financial Statements for the three and nine Months ended September 30, 2011 and 2010, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC
(Registrant)

Date:	November 14, 2011	By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer,
(Principal Executive Officer)

Date:	November 14, 2011	By:	/s/ Philip J. Doherty
Philip J. Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)