Form 10-K
period 2011-12-31
American Petroleum Tankers Parent LLC
filed 2012-03-30
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2011

AMERICAN PETROLEUM TANKERS PARENT LLC

600 W. Germantown Pike, Suite 400

Plymouth Meeting, PA 19462

Registrant’s Telephone number: (610) 940-1677

Commission File Number 333-171331

Delaware	90-0587372
(State of Incorporation)	(I.R.S. Employer Identification No.)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of American Petroleum Tankers Parent LLC membership interest held by non-affiliates was $0 as of December 31, 2011.

DOCUMENTS INCORPORATED BY REFERENCE—None

AMERICAN PETROLEUM TANKERS PARENT LLC

FORM 10-K

References in this annual report to “American Petroleum Tankers,” “APT,” “we,” “our,” “us,” and the “Company” refer to American Petroleum Tankers Parent LLC’s parent holding company, American Petroleum Tankers Holding LLC and its subsidiaries collectively, unless otherwise indicated by the context.

FORWARD-LOOKING STATEMENTS

This annual report contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness;

•	general economic and business conditions in the United States;

•	our dependence on a limited number of customers;

•	our limited operating history;

•	capital expenditures required to maintain the operating capacity of our fleet;

•	competitive pressures and trends;

•	fluctuations in shipping volume; and

•	modifications to or repeal of the Jones Act or Oil Pollution Act of 1990 (“OPA 90”).

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth in this annual report under “Risk Factors”. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date of this annual report or to reflect the occurrence of unanticipated events.

i

PART I

ITEM 1.	BUSINESS

General

We are a U.S. based, provider of Jones Act marine transportation services for refined petroleum products in the U.S. domestic “coastwise” trade. Our fleet consists of five modern, double-hulled product tankers. Our fleet of five vessels has a total capacity of approximately 245,000 dwt. The Merchant Marine Act of 1920 (commonly referred to as the “Jones Act”) restricts marine cargo transportation between points in the United States only to vessels documented under the U.S. flag, built in the United states, at least 75% owned by U.S. citizens (or owned by other entities meeting U.S. citizenship requirements to own vessels operating in the U.S. coastwise trade) and manned by U.S. crews.

Our current customers are BP West Coast Products LLC (“BP”), an affiliate of Chevron Corporation (“Chevron”), an affiliate of Marathon Oil Corporation (“Marathon”), and the Military Sealift Command department of the U.S. Navy (“MSC”). Three of our vessels are on time charters that range from up to three years under an evergreen type arrangement (which may be terminated at any time upon 90 days notice) to seven years. Our other two vessels are contracted to MSC for one year with four approximately one-year renewal options. However, we believe it is likely that MSC will exercise its renewal options, although there can be no assurance that they will do so.

In 2011, MSC exercised its first one-year renewal option for both the Evergreen State and Empire State. The Pelican State will be chartered to Shell Trading (U.S.) Company (“Shell”) upon the expiration of the initial charter term with Marathon. The charter with Shell is for an initial period of three years commencing on the date of delivery of the Pelican State to Shell. Shell may, at its option, extend the charter for an additional two one-year periods.

Our Manager

Operationally, we retain all strategic and commercial management of our vessels, while the technical management of the vessels is outsourced to certain affiliates of Crowley Maritime Corporation (“Crowley” or our “Manager”). Crowley’s technical management services include crewing, maintenance and repair, purchasing, insurance and claims administration, and security as well as certain accounting and reporting services. Founded in 1892, Crowley is one of the oldest maritime transportation companies in the U.S., employing approximately 5,100 employees across 80 office locations. We benefit from Crowley’s operational expertise, purchasing power and relationships with vendors, suppliers and major labor organizations which are key to providing skilled and experienced crews. As of June 2011, the non-vessel accounting and GAAP reporting responsibilities were transitioned from Crowley to our staff.

Our Manager provides us with substantially all of our technical and administrative services necessary to support our business. These services are provided under the following agreements:

•

the Amended and Restated Management and Construction Supervision Agreement, among Crowley Technical Management, Inc., Crowley Holdings, Inc., American Petroleum Tankers LLC, APT Parent LLC (“APT Parent”) and APT Holding LLC (“Holding”) “Crowley Management Agreement”; however; no services have been provided by Crowley under the Crowley Management Agreement since June 2011 and we no longer pay our Manager a fee pursuant to this agreement);

•	the BIMCO / Shipman Agreement, dated July 28, 2009, between JV Tanker Charterer LLC and Intrepid Ship Management, Inc., an affiliate of Crowley (“Intrepid”) (the “JV Tanker Agreement”);

•	the BIMCO / Shipman Agreement, dated July 28, 2009, between PI 2 Pelican State LLC and Intrepid (the “PI 2 Agreement”);

•	the BIMCO / Shipman Agreement, dated November 3, 2009, between APT Sunshine State LLC and Intrepid (the “Sunshine Agreement”);

•	the BIMCO / Shipman Agreement, dated June 13, 2010, between American Petroleum Tankers LLC and Intrepid (the “Empire Agreement”); and

•

the BIMCO / Shipman Agreement, dated November 7, 2010, between American Petroleum Tankers LLC and Intrepid (the “Evergreen Agreement,” together with the JV Tanker Agreement, the PI 2 Agreement, the Sunshine Agreement and the Empire Agreement, the “BIMCO Agreements,” and together with the Crowley Management Agreement, the “Management Agreements”).

Summaries of the Management Agreements are included below.

Services

Under the Management Agreements, our Manager is responsible for providing us with certain management services, including the following:

•	technical services, which include:

•	vessel maintenance;

•	ensuring regulatory and classification society compliance;

•	crewing;

•	insurance;

•	purchasing; and

•	shipyard supervision, and

•	administrative services, which include:

•	bookkeeping and accounting services.

Our Manager is required to use its best efforts to provide these services upon our request in a commercially reasonable manner and may provide these services directly to us or subcontract for certain of these services with other entities. However, our Manager will remain responsible for any subcontracted services. We are required to indemnify our Manager for losses it incurs in connection with providing these services, excluding losses caused by the gross negligence or willful default of our Manager or its employees, agents or sub-contractors; however, our Manager is not responsible for losses that are the result of any actions of the crew of each of the vessels, except to the extent such losses result from our Manager’s failure to discharge their obligations under the BIMCO Agreements.

Term and Termination Rights

Subject to the termination rights described below, the Crowley Management Agreement, the JV Tanker Agreement and the PI 2 Agreement will each expire on July 28, 2014, the Sunshine Agreement will expire on November 3, 2014, the Empire Agreement will expire on June 13, 2015 and the Evergreen Agreement will expire on November 7, 2015.

We may terminate a BIMCO Agreement under any of the following circumstances:

•	at our option upon 90 days’ notice by us to our Manager;

•	if our Manager experiences certain bankruptcy or insolvency events;

•	if any of the following defaults occur and either cannot be or are not remedied within 30 days of our delivery of notice:

•	our Manager fails to meet its material obligations that are within our Manager’s control;

•	any action is commenced against all or a substantial part of our Manager’s assets that results in the entry of an order for relief and such order is not vacated within 60 days;

•	our Manager becomes insolvent;

•	any potential charterer refuses to charter a vessel on the basis that the vessel is managed by our Manager or otherwise requires a bareboat charter;

•	a default by our Manager under the Crowley Management Agreement;

•	our Manager defaults under a debt or finance agreement or any indebtedness is not paid when due or, in the case of sums payable on demand, when first demanded; or

•	our Manager breaches any warranty or covenant in any of the BIMCO Agreements.

Our Manager may terminate a BIMCO Agreement under any of the following circumstances:

•	if we fail to fulfill any payment obligations to our Manager within ten days of receiving written notice by our Manager of such non-payment or if the applicable vessel is repossessed; or

•	upon our Manager giving written notice to us of our default under either of the following and we fail to cure such default in a reasonable amount of time:

•

we fail to procure that all officers and ratings supplied by us satisfy certain specified technical requirements and fail to instruct such officers and ratings to obey all reasonable orders of our Manager; or

•	we fail to procure that the relevant vessel is in compliance with the law of the vessel’s flag.

The applicable BIMCO Agreement automatically terminates in the event of (i) the sale of the vessel covered by that agreement, (ii) the vessel becomes a total loss, (iii) the vessel is declared as a constructive or compromised or arranged total loss, or (iv) the vessel is requisitioned. Further, we may terminate the Crowley Management Agreement at our option upon 90 days’ notice to our Manager.

Compensation of our Manager

In return for providing us services under Management Agreements, we pay our Manager a management fee based on the following components:

Administrative Fee. We pay a fee to our Manager for administrative services it provides to us of $500,000 per annum, payable on a monthly basis, in arrears until the expiration of the Crowley Management Agreement. We ceased paying our Manager an administrative fee as of June 30, 2011 when the Company assumed the responsibility for all internal financial and SEC reporting.

Construction Oversight Fee. We paid a construction oversight fee of $250,000 per annum, payable on a monthly basis, in arrears. We ceased paying our Manager a construction oversight fee as of December 7, 2010 when our last new build vessel was delivered.

Reimbursable Expenses. We are obligated to advance funds to our Manager on a monthly basis for reimbursable expenses which are known and budgeted based on our periodic budget. We are also obligated to reimburse our Manager for non-budgeted expenses provided our Manager provides written documentation in its written request for payment. Reimbursable expenses are out-of-pocket expenses incurred by our Manager and include, but are not limited to:

•	reasonable out-of-pocket travel, subsistence, and accommodation expenses of our Manager’s employees and/or agents incurred in performing our Manager’s services;

•	reasonable fees and expenses of third party experts, engaged by our Manager to attend any vessel while under construction, subject to our prior written consent;

•	emergency non-budgeted expenses in relation to construction of the vessels;

•	reasonable fees and expenses of external counsel engaged by our Manager on our behalf;

•	costs for insurance premiums.

BIMCO Agreements Fees. In return for the provision of services under the BIMCO Agreements, we pay our Manager a management fee under each agreement of $1,425 per day, with a 3% escalation per year upon each annual anniversary, payable on a monthly basis in advance.

BIMCO Agreements Expenses. We are obligated to reimburse our Manager for postage and communication expenses, traveling expenses and other out-of-pocket expenses incurred by our Manager in providing services.

Our Fleet and Charterers

Our fleet consists of five 49,000 dwt product tankers, three of which are currently operating in the U.S. Jones Act coastwise trades and two of which operate worldwide, depending on the needs of MSC. While our vessels currently only carry refined petroleum products they are capable of transporting crude oil and various chemicals as well.

Golden State, delivered in January 2009, is on time charter with BP, trading on the U.S. West Coast; Pelican State, delivered in June 2009, is on time charter with Marathon, trading on the U.S. Gulf Coast; and Sunshine State, delivered in December 2009, is on time charter with Chevron, trading on the U.S. Gulf Coast. Our final two vessels, Empire State and Evergreen State, delivered in July 2010 and December 2010, respectively, are in service with MSC.

While the MSC charters are contracted on a fixed basis of one year and four approximately one-year renewal options, we expect these vessels to remain on charter for the approximate five-year period. Our expectation is based on both historical chartering precedent for the four T-5 vessels previously chartered to or operated for MSC and MSC’s methodology for evaluating competitive RFPs. MSC stated in its RFP, the bids were evaluated using “the net present value of charter hire rates offered for the entire charter period (base period plus options).” Further supporting this view, the day rates in the first-year of our charters with MSC are on average 25% higher than the day rates for our first-option years. We utilized this declining rate structure with a material premium in the first year to incentivize MSC to exercise each of their one-year renewal options. In addition, to better meet MSC’s unique requirements, our two vessels have been enhanced with the following features: the addition of four fueling-at-sea stations, an enlarged and isolated radio room, a decontamination station, a small arms locker, machine gun mounting pads for Evergreen State and additional crew accommodations. In December 2011 we entered into an amendment that requires MSC to pay APT cancellation costs if MSC fails to exercise the second, third or fourth option periods or terminates for convenience during any such option period. The amendment also provides that MSC will pay APT a decreased charter hire during the second, third and fourth option periods. APT believes this will give further incentive to MSC to exercise each of the remaining MSC Charter option periods. However, we cannot assure you that MSC will continue to exercise such renewal options.

Vessel Name	Deadweight Tonnage	Date Delivered (1)	Charterer	Initial Charter Term(2)	Renewal Options (3)	Revenue Generated During Fiscal Year Ended December 31, 2011 (in thousands)	Approximate Percentage Revenue During Fiscal Year Ended December 31, 2011
Golden State	49,000	Jan-09	BP	7 years	3 one-year options	$20,495	19%

Pelican State	49,000	Jun-09	Marathon	3 years	2 two-year options(4)	$19,852	19%

Sunshine State	49,000	Dec-09	Chevron	9 months	1 three month option 4 six-month options	$13,505	13%

Empire State	49,000	Jul-10	MSC	1 year	3 one-year options; 1 eleven-month option	$25,505	24%

Evergreen State	49,000	Dec-10	MSC	1 year	3 one-year options; 1 eleven-month option	$26,925	25%

(1)	Date of delivery to APT after completion of construction of the vessel.
(2)	Measured from the date of delivery to charterer.
(3)	The Golden State and Pelican State are currently in their initial charter terms; the Sunshine State is currently in the third of its 4 six-month option periods; and the Empire State and Evergreen State are currently in the first of their 3 one-year option periods.
(4)	Upon the expiration of the initial charter term, the Pelican State will be chartered to Shell for an initial period of three years commencing on the date the Pelican State is delivered to Shell.

Key trade routes

Two of our vessels operate worldwide, depending on the needs of MSC. Our remaining three vessels transport refined petroleum products in the U.S. Jones Act coastwise trades over two major trade routes:

•	from refineries located on the Gulf Coast to Florida; and

•	from refineries located on the Washington Coast to Northern California.

Our Safety and Maintenance

General

We are committed to operating our vessels in a manner that protects the safety and health of our employees, the general public and the environment. Our primary goal is to minimize the number of safety-and health-related accidents on our vessels and our property. Our primary concerns are to avoid personal injuries and to reduce occupational health hazards. We want to prevent accidents that may cause damage to our personnel, equipment or the environment, such as lost time incidents, fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reducing overall emissions and waste generation from each of our vessels and to the safe management of associated cargo residues and cleaning wastes.

Our policy is to follow all laws and regulations as required, and we are actively participating with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. Crowley is responsible for coordinating all facets of our health and safety program and identifying areas that may require special emphasis, including new initiatives that evolve within the industry. Crowley is also responsible for all training, whether conducted in-house or at a training facility. Supervisors are responsible for carrying out and monitoring compliance with all of the safety and health policies on their vessels.

To protect the environment, today’s tanker vessels are required not only to be leak-proof but also to be vapor-tight to prevent the release of any fumes or vapors into the atmosphere. Our tanker vessels carry light products, such as gasoline or naphtha, and have alarms that indicate when the tank is full (95% of capacity) and when it is overfull (98% of capacity). Each tanker vessel also has a vapor recovery system that connects the cargo tanks to the shore terminal via pipe and hose to return to the plant the vapors generated while loading.

Safety Management Systems

The United States is a member of the International Maritime Organization (“IMO”) and is a signatory to a number of the IMO’s treaties including Safety of Life at Sea, International Ship Management Code (“ISM”) and International Ship Security Protocol (“ISSP”). As such, each vessel owned by APT must pass inspections to comply with the IMO’s treaties. The United States Coast Guard enforces those treaties for US flagged vessels. APT vessels are credentialed as having passed the protocols for ISM and ISSP.

Preventative Maintenance

Crowley has a computerized preventative maintenance program that tracks U.S. Coast Guard and American Bureau of Shipping (“ABS”) inspection schedules and establishes a system for the reporting and handling of routine maintenance and repair.

ABS and the U.S. Coast Guard establish drydocking schedules. We expect to drydock our vessels once every five years through year 14 and once every two and a half years thereafter, following a review of comprehensive work lists to ensure all required maintenance is completed during each drydock period. The planned maintenance period is considered complete when all work has been tested to the satisfaction of the ABS or U.S. Coast Guard inspectors, or both.

Crewing and Employees

Through Crowley, we have access to an experienced and qualified work force of shore-based and seagoing personnel. As of December 31, 2011, Crowley employed approximately 5,100 persons, comprised of shore staff and fleet personnel. The collective bargaining agreements provide for wage increases, and require Crowley to make contributions to certain pension and other welfare programs. Our vessel employees are paid on a daily or hourly basis and typically work 100 days on and 100 days off. Crowley’s shore-based personnel are generally salaried and are located in Jacksonville, Florida and Seattle, Washington. We believe that Crowley’s relations with its employees are strong as we are not aware of any labor disruptions in recent years.

Maritime worker injuries are covered by the Jones Act. The Jones Act permits seamen to sue their employers for job-related injuries. Seamen may sue for work-related injuries under the maritime law doctrine of unseaworthiness. Because our vessel crews are not generally protected by the limits imposed by state workers’ compensation statutes, there is potentially greater exposure for claims made by these employees as compared to employers whose employees are covered by state workers’ compensation laws.

Industry

In the U.S., refined petroleum products are transported by pipelines, marine transportation, trucks and railroads. Pipelines are the most efficient mode of transportation for long-haul movement of refined petroleum products, followed by tank vessels. Marine transportation provides a vital link between a number of major refined petroleum product producing and consuming regions of the United States. A number of areas along the U.S. coast have access to refined petroleum products only by marine transportation. For example, there are no pipelines connecting the major refining areas in the Pacific Northwest or the Texas / Louisiana region with consumption markets in California, or connecting the major refining areas in the Texas / Louisiana region with consumption markets in Florida. The Northeastern United States, a significant consuming region, is also served by capacity-constrained pipelines connecting to the refining areas in Texas and Louisiana.

The seaborne transportation of refined petroleum products is a mature industry that is tied to economic activity. In general, shipping is characterized as being a commodity service for which competition, particularly in the global markets, is very high and based primarily on charter rates; though charterers also take into account vessel age, specification and the reputation of the operator. Tanker charter rates are very sensitive to the changes in demand for and supply of tankers and, consequently, are volatile. The demand for product tankers is not only based on the supply and demand for refined petroleum products, but also on the proximity of that demand to the supply of those products. In the U.S., the strongest areas of demand are the coastal regions, while the largest source of supply is on the Gulf coast.

The supply of ships is determined by the size of the existing fleet, the rate of deliveries of new buildings, scrapping, casualties, and the amount of tonnage in lay-up. The carrying capacity, or tanker supply, of the Jones Act tanker fleet is primarily influenced by the influx of new build vessels and the scrapping of older vessels. Thus, changes in capacity have a significant impact on the charter rates.

Our Competition

The domestic tank vessel industry is highly competitive. The Jones Act restricts U.S. point-to-point maritime shipping to vessels built in the United States, documented under U.S. flag, 75% owned by U.S. citizens and manned by U.S. crews. Our competitors can be divided into the following categories:

•

Jones Act Product Tankers and Barges. In our market sectors, our primary direct competitors are the operators of U.S.-flag ocean-going tank barges and U.S.-flag refined petroleum product tankers, including the captive fleets of major oil companies. Because of the restrictions imposed by the Jones Act, we estimate there are less than 80 vessels of 19,000 to 55,000 dwt currently eligible to engage in U.S. coastwise petroleum transport. We believe that more Jones Act tonnage will be retired due to OPA 90, as well as for other reasons stated elsewhere herein, than will be added in the period after 2010 through 2015. With this expected decrease in supply of Jones Act tonnage, we believe the remaining Jones Act vessels will be in higher demand in the private sector. Additionally, our two vessels operating on time charter with MSC will in part replace the four T-5 tankers that have been in continuous service with MSC since their delivery as new-builds in the mid-1980’s, despite MSC’s requirement for periodic renewals of time charters and / or operating agreements, as applicable. We believe that we have only two competitors in the MSC Market, who are capable of chartering vettable vessels with MSC after substantial conversion of their vessels.

•

Refined Product Pipelines. There are no pipelines carrying refined petroleum products to the major storage and distribution facilities we currently serve, other than the Colonial Pipeline system, which originates in Texas and terminates at New York Harbor, and the Plantation Pipeline, which originates in Louisiana and terminates in Washington, D.C. However, existing refined product pipelines are the lowest cost provider of long-haul transportation of refined petroleum products. We believe that high capital costs, tariff regulation and environmental opposition make it unlikely that a new refined product pipeline system will be built in the markets in which we operate in the foreseeable future. Furthermore, it would take in excess of five years to obtain the necessary permits and complete construction of any new pipeline system.

Major Oil Company Vetting Process

Shipping, especially the carriage of crude oil and refined petroleum products by tankers and barges operating in the Jones Act trade, has been, and is expected to remain heavily regulated by the federal government, state governments, the International Maritime Organization (IMO) and classification societies such as the American Bureau of Shipping (ABS). Furthermore, concerns for the environment and their public image have led the major oil companies to develop and implement a strict due diligence process when selecting their commercial shipping partners to ensure that risk exposure is carefully managed. The vetting process has therefore evolved into a sophisticated and comprehensive assessment of both the vessel and the vessel operator.

While numerous factors are considered and evaluated prior to a commercial decision, major oil companies through their association, Oil Companies International Marine Forum (“OCIMF”), have developed and implemented two basic tools: a Ship Inspection Report Program (“SIRE”) and the Tanker Management & Self Assessment Program (“TMSA”).

The SIRE ship inspection process is based upon a thorough vessel inspection performed by accredited OCIMF inspectors, resulting in a report being generated and available for review by all OCIMF members. The report is an important element of the ship evaluation undertaken by any major oil company when a commercial need exists. Our vessels participate in the SIRE vetting program and have been found to be acceptable to carry cargoes under the SIRE protocols. There are typically two SIRE vettings per calendar year for a vessel.

TMSA, a recent addition to the risk assessment process used by major oil companies, is composed of a set of key performance indicators against which a tanker company must self assess their compliance and submit the results to the major oil companies for their evaluation. The tanker company is expected to develop a comprehensive plan for full compliance with both the key performance indicators and the best practices identified in TMSA. We are in compliance with TMSA. Major oil companies will then use the submitted results as a baseline when performing management audits to determine if the tanker company is in fact operating in accordance with internal guidelines and expectations.

Based upon commercial needs, there are three levels of assessment used by the major oil companies: (i) terminal use, which will clear a vessel to call at one of the major oil company’s terminals; (ii) voyage charter, which will clear the vessel for a single voyage; and (iii) term charter, which will clear the vessel for use for an extended period of time. The depth, complexity and difficulty of each of these levels of assessment vary.

While a ship inspection and the operator’s TMSA will be sufficient for a major oil company’s assessment of terminal usage or a voyage charter relationship, a term charter relationship will usually require a comprehensive office audit. The office audit involves multiple days in which key company personnel are interviewed and internal operating procedures/processes are reviewed. Crowley has undergone and successfully completed numerous audits by major oil companies in the past, including but not limited to BP plc, Shell Transportation, ConocoPhillips and Marathon Oil Corporation.

Classification, Inspection and Certification

In accordance with standard industry practice, all of our vessels are ABS class. ABS is one of several internationally recognized classification societies that inspect vessels at regularly scheduled intervals to ensure compliance with structural standards and certain applicable safety regulations. Insurance underwriters require an “in-class” certification by a classification society before they will extend coverage to a vessel. The classification society certifies that the pertinent vessel has been built and maintained in accordance with the rules of the society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. Inspections are conducted on our vessels by a surveyor of the classification society in three types of surveys of varying frequency and thoroughness: (i) annual surveys, (ii) an intermediate survey every two to three years, and (iii) a special survey every four to five years. As part of the intermediate survey, a vessel may be required to be drydocked for inspection of its underwater sections and for any necessary repair work related to such inspection.

Our vessels are also inspected at periodic intervals by the U.S. Coast Guard to ensure compliance with federal safety and security regulations. All of our vessels carry Certificates of Inspection issued by the U.S. Coast Guard.

Our vessels and Crowley’s shoreside operations are also inspected and audited regularly by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in the U.S. coastwise trade. We believe that the high quality of our vessels, their crews and shoreside staff are advantages when competing against other vessel operators.

Insurance and Risk Management

We believe that we have adequate insurance coverage to protect against the accident-related risks associated with the conduct of our business and the risks of liability for environmental damage and pollution, consistent with industry practice. We cannot assure you, however, that all risks are adequately insured against, that any particular claims will be paid or that we will be able to procure adequate insurance coverage at commercially reasonable rates in the future.

Our hull and machinery insurance covers risks of actual or constructive loss from collision, fire, grounding, engine breakdown and other casualties up to an agreed value per vessel. Our war-risks insurance covers risks of confiscation, seizure, capture, vandalism, sabotage and other war-related risks.

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident, the maximum amount of available coverage, and is provided by the Steamship Mutual P & I Club, which is a member of the International Group of P&I Clubs. The protection and indemnity mutual assurance associations that comprise the International Group of P&I Clubs insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $5.45 billion per non-pollution incident. As a member of Steamship Mutual, we are subject to periodic assessments payable to the Club based on our claims record as well as the claims record of all other members of the Club. We also have insurance coverage of $145 million per vessel for Hull & Machinery and War Risks, with total coverage of $725 million for our entire fleet. In addition, under our MSC charters, our vessels are covered by additional war risk insurance paid by the U.S. Government in the event our vessels are sent into war zone waters.

Regulation

Our operations are subject to increasingly stringent international, federal, state and local regulation and oversight, the principal provisions of which are described below.

Coastwise Laws

Although our vessels can trade internationally, our operations are primarily conducted in the U.S. domestic trade and governed by the coastwise laws of the United States, which we refer to in this annual report as the Jones Act. The Jones Act restricts marine transportation between points in the United States to vessels built in and documented under the laws of the United States (U.S. flag) and owned and manned by U.S. citizens. Generally, an entity is deemed a U.S. citizen for these purposes so long as:

•	it is organized under the laws of the United States or of a state;

•	its chief executive officer, by whatever title, and its chairman of its board of directors and all persons authorized to act in the absence or disability of such persons are U.S. citizens;

•	no more than a minority of the number of its directors (or equivalent persons) necessary to constitute a quorum are non-U.S. citizens;

•

at least 75% of the stock or equity interest and voting power in the entity is beneficially owned by U.S. citizens free of any trust, fiduciary arrangement or other agreement, arrangement or understanding whereby voting power may be exercised directly or indirectly by non-U.S. citizens;

•	in the case of a partnership, each general partner meets U.S. citizenship requirements for U.S. coastwise trade; and

•

in the case of a limited liability company, like American Petroleum Tankers Parent LLC (“APT Parent”) and American Petroleum Tankers LLC, similar requirements will apply depending on the form of management contained in the limited liability company’s organizational documents.

There have been repeated efforts to repeal or significantly change the Jones Act. In addition, the U.S. government recently granted limited short-term waivers of the Jones Act following Hurricanes Katrina and Rita and during an emergency drawdown of the United States Stratetic Petroleum reserve, which allowed foreign vessels to operate in the Jones Act trade. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal such laws.

U.S. Federal Government Contract Laws

We must comply with and are affected by laws and regulations relating to the award, administration, and performance of DoD contracts. Laws and regulations applicable to U.S. Government contracts, including those with DoD, affect how we do business with DoD and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our DoD contracts, or debarment from bidding on future DoD contracts.

In some instances, these laws and regulations impose terms or rights that are more favorable to the DoD than those typically available to commercial parties in negotiated transactions. For example, the U.S. Navy may terminate our MSC charters at its convenience or for default based on performance. Upon termination for convenience, we normally are entitled, subject to negotiation, to receive the purchase price for certain delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Our ability to recover is subject to the U.S. Congress having appropriated sufficient funds to cover the termination costs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, many on-going programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. The U.S. Congress is not required to appropriate additional funding under these circumstances.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders with the Government.

In addition, our MSC charters span one base year and multiple option years. The U.S. Government has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance on the contract.

Environmental

Government environmental regulation significantly affects the ownership and operation of our vessels. Our vessels are subject to international conventions, federal, state and local laws and regulations relating to safety and health and environmental protection, including the generation, storage, handling, emission, transportation, discharge and remediation of releases of regulated materials. We have incurred, and will continue to incur, substantial costs to meet environmental requirements. Although we believe that we are in substantial compliance with applicable safety and health and environmental laws and regulations, we cannot predict the ultimate cost of complying with these requirements or the impact of these requirements on the resale value or useful lives of our vessels. The recent trend in environmental legislation is toward more stringent requirements and we believe this trend will continue. In addition, a future serious marine incident occurring in U.S. or international waters that results in significant oil pollution or otherwise causes significant environmental impact could result in additional legislation or regulation.

We maintain operating standards for all of our vessels that emphasize operational safety, quality maintenance, continuous training of our crews and officers, care for the environment and compliance with U.S. regulations. Our vessels are subject to both scheduled and unscheduled inspections by a variety of governmental and private entities, each of which may have unique requirements. These entities include the local port authorities (U.S. Coast Guard or other port authorities), classification societies and charterers, particularly the major oil companies.

We manage our exposure to losses from potential discharges of pollutants through the use of well maintained, managed and equipped vessels, a comprehensive safety and environmental program, and Crowley’s insurance program. However, the risks of substantial costs, liabilities and penalties are inherent in marine operations, including potential criminal prosecution and civil penalties for discharge of pollutants. As a result, there can be no assurance that any new regulations or requirements, more stringent enforcement policies or any discharge of pollutants by our vessels will not have a material adverse effect on us.

The Oil Pollution Act of 1990

OPA 90 established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA 90 affects all vessels trading in U.S. waters, including the exclusive economic zone extending 200 miles seaward. OPA 90 sets forth various technical and operating requirements for vessels operating in U.S. waters. In general, all newly-built or converted vessels carrying crude oil or petroleum-based products as cargo in U.S. waters must be built with double hulls. Existing single-hulled, double-sided or double-bottomed vessels must be phased out of service by specific dates through 2015 based on their tonnage and age. Our entire fleet is comprised of double-hulled product tankers which comply with OPA 90 standards.

Under OPA 90, owners or operators of vessels operating in U.S. waters must file vessel spill response plans with the U.S. Coast Guard and operate in compliance with these plans. These vessel response plans must, among other things:

•	address a “worst case” scenario and identify and ensure, through contract or other approved means, the availability of necessary private response resources;

•	describe crew training and drills; and

•	identify a qualified individual with specific authority and responsibility to implement removal actions in the event of an oil spill.

Our vessel response plans have been accepted by the U.S. Coast Guard and all of our vessel crew members and spill management team personnel have been trained to comply with these guidelines. In addition, we conduct regular oil-spill response drills in accordance with the guidelines set out in OPA 90. We believe that all of our vessels are in compliance with OPA 90.

Environmental Spill and Release Liability

OPA 90 and various state laws have substantially increased the statutory liability of owners and operators of vessels for the discharge or substantial threat of a discharge of petroleum and the resulting damages, both as to the limits of liability and the scope of damages. OPA 90 imposes joint and several strict liability on responsible parties, including owners, operators and bareboat charterers, for all containment and clean-up costs and other damages arising from spills attributable to their vessels. A complete defense is available only when the responsible party establishes that it exercised due care and took precautions against foreseeable acts or omissions of third parties and when the spill is caused solely by an act of God, act of war (including civil war and insurrection) or a third party other than an employee or agent or party in a contractual relationship with the responsible party. These limited defenses may be lost if the responsible party fails to report the incident or reasonably cooperate with the appropriate authorities or refuses to comply with an order concerning clean-up activities. Even if the spill is caused solely by a third party, the owner or operator must pay removal costs and damage claims and then seek reimbursement from the third party or the trust fund established under OPA 90. Finally, in certain circumstances involving oil spills from vessels, OPA 90 and other environmental laws may impose criminal liability on personnel and the vessel owner and/or operator.

OPA 90 imposes financial responsibility requirements for petroleum product carriers and barges operating in U.S. waters and requires owners and operators of such vessels to establish and maintain with the U.S. Coast Guard evidence of their financial responsibility sufficient to meet their potential liabilities, as discussed below. Under the regulations, we may satisfy these requirements through evidence of insurance, a surety bond, a guarantee, letter of credit, qualification as a self-insurer or other evidence of financial responsibility. We satisfied these requirements and accordingly we have received certificates of financial responsibility from the U.S. Coast Guard for all of our vessels subject to this requirement.

OPA 90 expressly provides that individual states are entitled to enforce their own oil pollution liability laws, even if such laws are inconsistent with or impose greater liability than OPA 90. There is no uniform liability scheme among the states. Some states have schemes similar to OPA 90 that limit liability to various amounts, some rely on common law fault-based remedies and others impose strict and/or unlimited liability on an owner or operator. Virtually all coastal states have enacted their own pollution prevention, liability and response laws, whether statutory or through court decisions, with many providing for some form of unlimited liability. Some states have also established their own requirements for financial responsibility.

We are required to show proof of insurance, surety bond, self insurance or other evidence of financial responsibility to pay potential liabilities up to specified limits under both OPA 90 and CERCLA. We have satisfied these requirements and obtained a U.S. Coast Guard Certificate of Financial Responsibility for each of our tank vessels. OPA 90 and CERCLA each preserve the right of injured parties to recover damages under other existing laws, including maritime tort law.

Water

The federal Clean Water Act (“CWA”) imposes restrictions and strict controls on the discharge of pollutants into navigable waters, and such discharges generally require permits. The CWA provides for civil, criminal and administrative penalties for any unauthorized discharges and imposes substantial liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives, hazardous substances, wastes and pollutants into state waters.

Other federal water quality statutes also potentially affect our operations. The Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters. The Nonindigenous Aquatic Nuisance Prevention and Control Act of 1990 and the National Invasive Species Act of 1996 authorize the U.S. Coast Guard to regulate the ballast water management practices of vessels operating in U.S. waters.

Solid Waste

Our operations occasionally generate and require the transportation, treatment and disposal of both hazardous and non-hazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state and local requirements. In addition, in the course of our product tanker vessel operations, we engage contractors to remove and dispose of waste material, including tank residue. In the event that such waste is found to be “hazardous” under either RCRA or the CWA, and is disposed of in violation of applicable law, we may be subject to strict, and in some cases joint and several, liability for the cleanup costs and any resulting damages. Finally, the EPA does not currently classify “used oil” as “hazardous waste,” provided certain recycling standards are met. However, some states in which we operate have classified “used oil” as “hazardous” under state laws patterned after RCRA. The cost of managing wastes generated by tank vessel operations has increased in recent years under stricter state and federal standards. Additionally, from time to time we arrange for the disposal of hazardous waste or hazardous substances at offsite disposal facilities. If such materials are improperly disposed of by third parties, we could be liable for cleanup costs under CERCLA or similar state laws.

Air Emissions

The federal Clean Air Act (“CAA”) authorizes the EPA to promulgate standards applicable to emissions of certain air contaminants that are emitted by our vessels, including volatile organic compounds, oxides of nitrogen, particulate matter, and sulfur dioxide. Our vessels are subject to vapor control and recovery requirements for certain cargoes when loading, unloading, ballasting, cleaning and conducting other operations in regulated port areas. In addition, the EPA has, in recent years, issued a series of rules imposing increasingly stringent emissions standards applicable to manufacturers of various classes of marine diesel engines. While the EPA’s marine diesel rules do not impose immediate requirements on existing vessels, the new standards are potentially applicable to our engines in the future and may therefore impose added compliance costs on our operations.

The CAA also requires states to draft State Implementation Plans (“SIPs”) designed to attain national health-based air quality standards in primarily major metropolitan and/or industrial areas. Where states fail to present approvable SIPs or SIP revisions by certain statutory deadlines, the federal government is required to draft a Federal Implementation Plan. Several SIPs regulate emissions resulting from barge loading and degassing operations by requiring the installation of vapor control equipment. Although a risk exists that new regulations could require significant capital expenditures and otherwise increase our costs, we believe, based upon the regulations that have been proposed to date, that no material capital expenditures beyond those currently contemplated and no material increase in costs are likely to be required. Certain states are considering, or have already implemented, regulations to control emissions from marine diesel engines on vessels when operating in state waters. In the absence of regulatory relief, the most stringent of these regulations will require replacement of engines on existing vessels, which may require significant capital investment or modification of operations in certain geographic areas to remain in compliance.

Occupational Safety and Health Regulations

Our vessel operations are subject to occupational safety and health regulations issued by the U.S. Coast Guard. These regulations currently require us to perform monitoring, medical testing and recordkeeping with respect to personnel engaged in the handling of the various cargoes transported by our vessels. We believe we are currently in compliance in all material respects with such occupational safety and health requirements.

Security

In 2002, Congress passed the Maritime Transportation Security Act of 2002 (“MTS Act”) which, together with the IMO’s recent security proposals, requires specific security plans for our vessels and more rigorous crew identification requirements. Crowley has implemented vessel security plans and procedures for each of our vessels pursuant to rules implementing the MTS Act issued by the U.S. Coast Guard. We believe our vessels are in material compliance with these requirements.

Vessel Condition

Our vessels are subject to periodic inspection and survey by the U.S. Coast Guard and ABS. We believe we are currently in compliance in all material respects with the environmental and other laws and regulations, including health and safety requirements, to which our operations are subject. We are unaware of any pending or threatened litigation or other judicial, administrative or arbitration proceedings against us occasioned by any alleged non-compliance with such laws or regulations. The risks of substantial costs, liabilities and penalties are, however, inherent in marine operations, and there can be no assurance that significant costs, liabilities or penalties will not be incurred by or imposed on us in the future.

Employees

As of December 31, 2011, we had two employees. Since January 2010, Robert K. Kurz has been our Chief Executive Officer. Mr. Kurz has over 27 years of experience in the marine transportation industry. In September 2010, Philip J. Doherty joined us as Chief Financial Officer. Mr. Doherty was previously the interim chief executive officer and chief financial officer of Coordinate Home Health Care, Inc., a healthcare company.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.AmericanPetroleumTankers.com, as soon as is reasonably practicable after they are filed electronically with the Securities and Exchange Commission (the “SEC”).

The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC (http://www.sec.gov).

ITEM 1A.	RISK FACTORS

The risks discussed below, any of which could materially affect our business, financial condition or results of operations, are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially and adversely affect our business, financial condition or results of operations.

Our substantial level of indebtedness could adversely affect our financial condition.

We have substantial indebtedness. As of December 31, 2011, we had total long-term indebtedness of approximately $659.1 million, including $253.1 million outstanding under our 10.25% First Priority Senior Secured Notes due 2015 (the “Notes”) and approximately $406.0 million under our second lien credit agreement with Blackstone Corporate Debt Administration L.L.C., as administrative agent, and The Bank of New York Mellon, as security agent (the “Sponsor Facility”).

Our substantial indebtedness could have important consequences to you, including the following:

•	our high level of indebtedness could make it more difficult for us to satisfy our obligations with respect to the Notes, including any repurchase obligations that may arise thereunder;

•	the restrictions imposed on the operation of our business may hinder our ability to take advantage of strategic opportunities to grow our business;

•

our ability to obtain additional financing for working capital, capital expenditures, debt service requirements, restructuring, acquisitions or general corporate purposes may be impaired, which could be exacerbated by further volatility in the credit markets;

•

we must use a substantial portion of our cash flow from operations to pay interest on the Notes and, to the extent incurred, our other indebtedness, which will reduce the funds available to us for operations and other purposes;

•	our high level of indebtedness could place us at a competitive disadvantage compared to our competitors that may have proportionately less debt;

•	our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate may be limited; and

•	our high level of indebtedness makes us more vulnerable to economic downturns and adverse developments in our business.

Despite our current leverage, we may still be able to incur substantially more debt. This could further exacerbate the risks that we and our subsidiaries face.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the indenture governing the Notes restrict, but do not completely prohibit, us from doing so. In addition, the indenture allows us to issue additional notes under certain circumstances, which will also be guaranteed by the guarantors and will share in the collateral. The indenture also allows us to incur certain other additional super-priority secured debt, which would be effectively senior to the Notes. In addition, the indenture does not prevent us from incurring other liabilities that do not constitute indebtedness. This may have the effect of reducing the amount of proceeds paid to you in the event of a liquidation. If new debt or other liabilities are added to our current debt levels, the related risks that we and our subsidiaries now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flow from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or seek to restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to sell material assets or operations to attempt to meet our debt service and other obligations. The indenture restricts our ability to use the proceeds from asset sales. We may not be able to consummate those asset sales to raise capital or sell assets at prices that we believe are fair and proceeds that we do receive may not be adequate to meet any debt service obligations then due.

The indenture governing the Notes and our Sponsor Facility, impose significant operating and financial restrictions on us.

The indenture and our Sponsor Facility impose significant operating and financial restrictions on us. These restrictions limit our ability to, among other things: incur additional indebtedness or guarantee obligations; repay indebtedness (including the Notes) prior to stated maturities; pay dividends or make certain other restricted payments; make investments or acquisitions; create liens or other encumbrances; transfer or sell certain assets or merge or consolidate with another entity; engage in transactions with affiliates; and engage in certain business activities. In addition to the restrictions listed above, our Sponsor Facility requires us to meet a specified financial ratio test as of certain dates. Any of these provisions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Our ability to comply with these provisions may be affected by events beyond our control, and an adverse development affecting our business could require us to seek waivers or amendments of covenants, alternative or additional sources of financing or reductions in expenditures. A breach of any of the covenants or restrictions contained in any of our existing or future financing agreements could result in a default or an event of default under those agreements. Such a default or event of default could allow the lenders under our financing agreements, if the agreements so provide, to accelerate the related debt and to declare all borrowings outstanding thereunder to be due and payable.

We have high levels of fixed costs that will be incurred regardless of our level of business activity.

Our business has high fixed costs that continue even if our vessels are not in service. In addition, low utilization due to reduced demand or other causes or a significant decrease in charter rates could have a significant negative effect on our business and results of operations.

We depend on Crowley and its affiliates to manage the technical operations of our business.

Our chief executive officer, Mr. Robert K. Kurz, and our chief financial officer, Mr. Philip J. Doherty, are our only employees. Pursuant to the BIMCO/Shipman agreements, we outsource substantially all of our technical operations to Crowley. Crowley provides us with technical and administrative services, crewing, purchasing, insurance, shipyard supervision, accounting and reporting functions and other support services. We are dependent on the continued availability of the service of two employees, Mr. Kurz and Mr. Doherty, who are key to our future success. The loss of the services of either Mr. Kurz or Mr. Doherty and our failure to replace their services could be significant and may adversely affect our business and results of operations.

Two of the BIMCO/Shipman agreements will expire in July 2014, the third will expire in November 2014, the fourth will expire in June 2015 and the fifth will expire in November 2015. If during the term of these agreements we fail to make our payment obligations to Crowley or breach the terms of these agreements, Crowley has the right to terminate the agreements prior to their expiration dates. If we fail to renew any of these agreements upon or prior to their expirations, the requirements of our business will necessitate that we enter into substitute agreements with third parties for the services contemplated under the existing agreements. There can be no assurance that we will be successful in negotiating and entering into substitute agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements. Furthermore, if we do enter into substitute agreements with third parties, changes in our operations to comply with the requirements of these new agreements may cause disruptions to our business, which could be significant and may adversely affect our business and results of operations.

Our operational success and ability to execute our growth strategy, including our ability to enter into new charters and expand our customer relationships, will depend significantly upon the satisfactory performance by Crowley of the services required to be performed by it and our business will be harmed if Crowley fails to perform these services satisfactorily, cancels any of its existing agreements with us or otherwise stops providing these services. Crowley provides similar services to other customers who may also be our competitors. Accordingly, we could face conflicts of interest with Crowley and the other businesses to which they provide services. Furthermore, if Crowley suffers material damage to its reputation, relationships or business generally, it may harm our ability to:

•	renew existing charters upon their expiration;

•	obtain new charters;

•	interact successfully with shipyards;

•	obtain financing on commercially acceptable terms;

•	maintain satisfactory relationships with suppliers and other third parties; or

•	effectively operate our vessels.

We derive our revenues from a limited number of customers and the loss of any of these customers or time charters with any of them could result in an adverse effect on our business and results of operations.

We derive our revenues through charter agreements with four customers: BP, Chevron, Marathon and MSC. For the year ended December 31, 2011, our four customers represented approximately 19%, 19%, 13% and 49% of our revenues. In addition, we could lose a charterer or the benefits of a time charter because of disagreements with a customer or if a customer exercises specific limited rights to terminate a charter. The loss of any of our customers or time charter with them, or a decline in payments under our charters, could have an adverse effect on our revenues and results of operations. Shell will replace Marathon as one of our customers upon the expiration of the charter agreement with Marathon.

Our current charter agreements with our customers are scheduled to expire at the earliest of: with respect to BP, January 2016; with respect to Marathon, July 2012; with respect to Chevron, an evergreen type arrangement through December 2012, and with respect to MSC, October 2012. Generally, the commercial charter agreements do not provide for termination by our customers prior to the expiration date unless the vessel experiences a prolonged period of off-hire or we breach the terms of the charter agreement. However, Chevron may terminate its charter agreement at any time, subject to a 90 day notice period. Furthermore, charters with MSC are subject to termination for default based upon performance or termination for the convenience of the U.S. Government. There can be no assurance that, if we fail to renew our agreements or if our agreements are terminated prior to their expiration dates, we will be successful in negotiating and entering into substitute agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements. Furthermore, if we do enter into substitute charter agreements with third parties, changes in our operations to comply with the requirements of these new agreements may cause disruptions to our business, which could be significant, and may result in additional costs and expenses.

As a U.S. Department of Defense (the “DoD”) contractor, we are subject to a number of procurement rules and regulations.

We must comply with and are affected by laws and regulations relating to the award, administration, and performance the DoD contracts. Laws and regulations applicable to U.S. Government contracts, including those with DoD, affect how we do business with DoD and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our DoD contracts, or debarment from bidding on future DoD contracts.

In some instances, these laws and regulations impose terms or rights that are more favorable to the DoD than those typically available to commercial parties in negotiated transactions. For example, the U.S. Navy may terminate our MSC charters at its convenience or for default based on performance. Upon termination for convenience, we normally are entitled, subject to negotiation, to receive the purchase price for certain delivered items, reimbursement for allowable costs for work-in-process, and an allowance for profit on the contract or adjustment for loss if completion of performance would have resulted in a loss. Our ability to recover is subject to the U.S. Congress having appropriated sufficient funds to cover the termination costs. As funds are typically appropriated on a fiscal-year basis and as the costs of a termination for convenience may exceed the costs of continuing a program in a given fiscal year, many on-going programs do not have sufficient funds appropriated to cover the termination costs were the government to terminate them for convenience. The U.S. Congress is not required to appropriate additional funding under these circumstances.

A termination arising out of our default may expose us to liability and have a material adverse effect on our ability to compete for future contracts and orders with the U.S. Government.

In addition, our MSC charters span one base year and four option years. Our vessel rates for MSC are reduced in the option years. The DoD has the right to not exercise option periods and may not exercise an option period if the agency is not satisfied with our performance under the contract.

Our business could be adversely affected by a negative audit by the U.S. Government.

U.S. Government agencies, including the Defense Contract Audit Agency and various agency Inspectors General, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure, and compliance with applicable laws, regulations, and standards. The U.S. Government also reviews the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s management, purchasing, property, estimating, compensation, accounting, and information systems. Any costs found to be misclassified may be subject to repayment. If an audit or investigation uncovers improper or illegal activities, we may be subject to civil or criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines, and suspension or prohibition from doing business with the U.S. Government. In addition, we could suffer serious reputational harm if allegations of impropriety were made against us.

We have a limited operating history, which makes it more difficult to accurately forecast our future results and may make it difficult for investors to evaluate our business and our future prospects.

We have a limited operating history. Accordingly, we have limited historical data with respect to renewal options, including the renewal of our charters, and are unable to predict the extent to which our customers will exercise their renewal options in the future after the expiration of their initial charter terms. Renewal options for our charter agreements may fluctuate as a result of a number of factors, including the level of charter satisfaction with our business and vessels and our charterers’ ability to continue their operations and spending levels. If a significant number of our charterers fail to exercise their renewal options, our revenues may be harmed and our business may suffer. Our projections also should be considered and evaluated in light of the risks and uncertainties frequently encountered by companies with a limited operating history. These risks and difficulties include challenges in accurate financial planning as a result of limited historical data and the uncertainties resulting from having had a relatively limited time period in which to implement and evaluate our business strategies as compared to older companies with long operating histories. Our failure to address these risks and difficulties successfully could materially harm our business and operating results.

We may be required to make capital expenditures to maintain the operating capacity of our fleet.

In general, capital expenditures and other costs necessary for maintaining a vessel in good operating condition increase as the age of the vessel increases. Accordingly, as the age of our vessels increases it is likely that our operating costs will increase. In addition, changes in governmental regulations and compliance with classification society standards may require us to make additional expenditures for new equipment. In order to add such equipment, we may be required to take our vessels out of service. There can be no assurance that market conditions will justify such expenditures or enable us to operate our vessels profitably.

An increase in the supply of Jones Act vessels without an increase in demand for such vessels could cause charter rates to decline.

The supply of vessels generally increases with deliveries of new vessels and decreases with the scrapping of older vessels. No assurance can be given that the order book will not increase further in proportion to the existing fleet. If the number of new build vessels delivered exceeds the number of vessels being scrapped, capacity will increase. In addition, any retrofitting of existing vessels may result in additional capacity that the market will not be able to absorb at the anticipated demand levels. If supply increases and demand does not, the charter rates for our vessels could decline significantly.

A decrease in shipping volume in our markets will adversely affect our business.

Demand for our shipping services depends on levels of shipping in our markets, as well as on economic growth and logistics. Cyclical or other recessions in the continental U.S. or in our markets can negatively affect our operating results as customers may decrease the shipping volume of crude oil and refined petroleum products. We cannot predict whether or when such downturns will occur.

Our business would be adversely affected if the Jones Act provisions on coastwise trade were modified or repealed or if changes in international trade agreements were to occur or OPA 90 were modified.

If the restrictions contained in the Jones Act or OPA 90 were repealed, amended, modified or altered, the maritime transportation of cargo between U.S. ports could be opened to foreign flagged, foreign built or foreign owned vessels or vessels not satisfying OPA 90 standards. The Secretary of the Department of Homeland Security, or the “Secretary,” is vested with the authority and discretion to waive the coastwise laws if the Secretary deems that such action is necessary in the interest of national defense. On two occasions during 2005, the Secretary, at the direction of the President of the United States, issued limited waivers of the Jones Act for the transportation of crude oil and refined petroleum products in response to the extraordinary circumstances created by Hurricanes Katrina and Rita and their effect on Gulf Coast refineries and petroleum product pipelines. Any waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign product tanker operators.

Furthermore, interest groups have lobbied the U.S. Congress in the past to repeal or modify the Jones Act in order to facilitate foreign-flag competition for trades and cargoes currently reserved for U.S. flag vessels under the Jones Act. Foreign-flag vessels generally have lower construction costs and generally operate at significantly lower costs than we do in U.S. markets, which would likely result in reduced charter rates. We believe that continued efforts may be made to modify or repeal the Jones Act. If these efforts are successful, foreign-flag vessels could be permitted to trade in the United States coastwise trade and significantly increase competition with our fleet, which could adversely affect our business and results of operations. There can be no assurance as to the occurrence or timing of any future amendment, suspension, repeal or waivers of or to the Jones Act.

Additionally, the Jones Act restrictions on the provision of cabotage laws are subject to certain exceptions under certain international trade agreements, including the General Agreement on Trade in Services and the North American Free Trade Agreement. If cabotage laws were included in the General Agreement on Trade in Services, the North American Free Trade Agreement or other international trade agreements, the transportation of maritime cargo between U.S. ports could be opened to foreign flagged, foreign built or foreign owned vessels.

The U.S. flag shipping industry is unpredictable, which may lead to lower charter hire rates and over time, vessel values may fluctuate substantially and, if these values are lower at a time when we are attempting to dispose of a vessel, we may incur a loss.

The nature, timing and degree of changes in U.S. flag shipping industry conditions are unpredictable and may result in significant fluctuations in the amount of charter hire we earn. Charter rates may fluctuate over time due to changes in the demand for U.S. flag product carriers. The factors that influence the demand for U.S. flag product carriers include:

•	the level of crude oil refined in the United States;

•	the demand for refined petroleum products in the United States;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather;

•	competition from alternative sources of energy; and

•	competition from other types of vessels, including tank barges.

Vessel values for our fleet can fluctuate substantially over time due to a number of additional different factors, including:

•	the prevailing and expected levels of charter rates;

•	number of new building deliveries;

•	the age of our vessels;

•	types and sizes of vessels;

•	the capacity of U.S. pipelines;

•	the capacity of U.S. refineries;

•	changes in global commodity supply and demand;

•	the number of vessels in the Jones Act fleet;

•	the efficiency of the Jones Act fleet; and

•

the cost of retrofitting or modifying existing vessels as a result of technological advances in vessel design or equipment, changes in applicable environmental or other regulations or standards or otherwise.

Our inability to dispose of a vessel at a certain value could result in a loss on its sale. In addition, U. S. Shipping Partners L.P. (“USS”) and certain of its affiliates have a right of first offer to purchase the vessels to the extent we determine to sell the vessels in the future. Declining vessel values could adversely affect our liquidity by limiting our ability to raise cash by arranging debt secured by our vessels or refinancing such debt. In such instances, if we are unable to pledge additional collateral to offset the decline in vessel values, our lenders could accelerate our debt and foreclose on our vessels pledged as collateral for the loans.

Restrictions on foreign ownership of our vessels could limit our ability to sell off any portion of our business or result in the forfeiture of our vessels.

Our business would be adversely affected if we fail to comply with the Jones Act provisions on coastwise trade. We are subject to the Jones Act, which restricts maritime cargo transportation between points in the United States only to vessels documented under the U.S. flag, built in the United States, at least 75% owned by U.S. citizens (or owned by other entities meeting U.S. citizenship requirements to own vessels operating in the U.S. coastwise trade) and manned by U.S. crews. The Jones Act, therefore, restricts, directly or indirectly, the non-U.S. ownership interests in the entities that directly or indirectly own the vessels which we operate. If we do not comply with these restrictions, we would be prohibited from operating our vessels in the U.S. coastwise trade and, under certain circumstances, we could be deemed to have undertaken an unapproved foreign transfer that could result in severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines or forfeiture of vessels. To preserve our compliance with the Jones Act, our limited liability company agreement includes provisions limiting the rights of non-U.S. citizens to own our equity membership interests. Our limited liability company agreement provides that if any member fails to maintain its status as a “citizen of the United States” within the meaning of Section 2 of the Shipping Act of 1916, as amended, and such failure would cause us to not be a “citizen of the United States” for purposes of the Jones Act, then such non-U.S. citizen member shall either cure such failure to our reasonable satisfaction or cause its limited liability company membership interest to be transferred to a “citizen of the United States” within the meaning of the Shipping Act of 1916, as amended. In the event that such non-U.S. citizen member fails to comply with this requirement, our limited liability company agreement provides that our managing member or, in the event the managing member is not a “citizen of the United States,” at the time when it is the managing member, the majority of the Class A members who are “citizens of the United States” may require that such non-U.S. citizen member sell its limited liability company membership interest to a purchaser selected by our managing member or, if applicable, such Class A members. Our limited liability company agreement also provides that any transfer of limited liability company membership interests will be void if the effect of such transfer would be to cause us to have less than 80% of our Class A or Class B limited liability company membership interests held by “citizens of the United States” within the meaning of Section 2 of the Shipping Act of 1916, as amended. In addition, our limited liability company agreement provides that each director on our board of directors shall at all times be a “citizen of the United States” within the meaning of Section 2 of the Shipping Act of 1916, as amended. These provisions may not be sufficient to ensure that we are a “citizen of the United States” within the meaning of the Shipping Act of 1916, as amended, and if we cease to be a “citizen of the United States” for such purposes, we may be prohibited from operating our vessels in the U.S. coastwise trade and may be subject to severe penalties, including permanent loss of U.S. coastwise trading rights for our vessels, fines and forfeiture of vessels.

If we were to seek to sell any portion of our business that owns any of our vessels, we would have fewer potential purchasers, since some potential purchasers might be unable or unwilling to satisfy the foreign ownership restrictions described above. As a result, the sales price for that portion of our business may not attain the amount that could be obtained in an unregulated market.

Our business depends on our ability to compete successfully against other shipping companies, as well as other sources of transportation.

While longer-term time charters have the potential to provide income at pre-determined rates over the duration of the charters, the competition for such charters is intense and obtaining such charters generally requires a lengthy and time consuming screening and bidding process that may extend for months. In addition to the quality, age and suitability of the vessel, longer-term time charters tend to be awarded based upon a variety of factors relating to the vessel operator, including the operator’s:

•	environmental, health and safety record;

•	compliance with regulatory and industry standards;

•	reputation for customer service and technical and operating expertise;

•	shipping experience and quality of ship operations, including cost-effectiveness;

•	ability to finance vessels at competitive rates and overall financial stability;

•	relationships with shipyards and the ability to obtain suitable berths;

•	construction management experience;

•	willingness to accept operational risks pursuant to the charter; and

•	competitiveness of the bid price.

We also compete with pipelines that carry refined petroleum products. Long-haul transportation of refined petroleum products is generally less costly by pipeline than by vessel. The construction of new pipelines to carry refined petroleum products into the markets we serve, including pipeline segments that connect with existing pipelines, the expansion of existing pipelines and the conversion of pipelines that do not currently carry refined products, could adversely affect our ability to compete in particular locations. The construction of any such pipeline in the future could decrease demand for our vessels and cause our charter rates to decline.

We have a limited number of vessels and any loss of use of a vessel would adversely affect our results of operations.

We own five operating vessels. Two of our operating vessels are committed to certain customers through long-term contracts, while three of our vessels are committed to other customers through short-term contracts. In the event any of our vessels under long-term contract has to be taken out of service for more than a few days, we may be unable to fulfill our obligations under our long-term contracts with our remaining vessels. If we are unable to fulfill such obligations, we would have to contract with a third party for use of a vessel, at our expense, to transport the charterer’s products, which may not be possible on acceptable terms or at all, or default under the contract, which would allow the charterer to terminate the contract. In addition, failure to satisfy our charter terms with MSC could result in MSC not exercising its renewal options for subsequent charter terms.

Due to our limited number of vessels and our lack of business diversification, an adverse development in our business or involving our fleet would have a significantly greater impact on our business and results of operations than if we maintained and operated a more diverse business.

Rising fuel prices may adversely affect our profits in the future.

Fuel is a significant vessel operating expense for our industry. Under our current charter agreements, the charterer bears the risk of fuel prices. However, if our charter agreements change or we trade under consecutive voyage charters, contracts of affreightment or in the spot market, we would bear the risk of rising fuel prices. As a result, an increase in the price of fuel may adversely affect our results of operations. For future charters, there can be no assurance that our customers will agree to bear any fuel surcharges without a reduction in their volumes of business with us nor any assurance that our future fuel hedging efforts (if any) will be successful. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by OPEC and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns.

Decreases in U.S. refining activity, particularly in the Gulf Coast region, could adversely affect our business and financial condition.

The demand for our services is heavily influenced by the level of refinery capacity in the United States, particularly in the Gulf Coast region where two of our five vessels operate. Any decline in refining capacity on the Gulf Coast or the West Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of crude oil and refined petroleum products. For example, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly reduced in 2005 and 2006, with repairs to hurricane-damaged Gulf Coast refineries being completed in late 2006. In 2009, we saw proposed refinery expansions being delayed or not completed. While we expect that these refinery expansions will increase demand for waterborne transportation of refined petroleum products, if refining capacity is not expanded or decreases from current levels, demand for our vessels could decrease.

A decrease in the cost of importing refined petroleum products could cause demand for U.S. flag product carrier capacity and charter rates to decline.

The demand for U.S. flag product carriers is influenced by the cost of importing refined petroleum products. Historically, charter rates for vessels qualified to participate in the U.S. coastwise trade under the Jones Act have been higher than charter rates for foreign flag vessels. This is due to the higher construction and operating costs of U.S. flag vessels under the Jones Act requirements that such vessels must be built in the United States and manned by U.S. crews. This has made it less expensive for certain areas of the United States that are underserved by pipelines or which lack local refining capacity, such as in the Northeast, to import refined petroleum products carried aboard foreign flag vessels than to obtain them from U.S. refineries. If the cost of importing refined petroleum products decreases to the extent that it becomes less expensive to import refined petroleum products to other regions of the East Coast and the West Coast than producing such products in the United States and transporting them on U.S. flag vessels, demand for our vessels, and the charter rates for them, could decrease.

We are subject to complex laws and regulations, including environmental regulations, which can adversely affect the cost, manner or feasibility of doing business and which may affect our ability to sell, lease, charter or otherwise transfer our vessels.

Increasingly stringent federal, state and local laws and regulations governing worker health and safety, insurance requirements and the manning, operation and transfer of vessels significantly affect our operations. Many aspects of the marine transportation industry are subject to extensive governmental regulation by the U.S. Coast Guard, IMO, the National Transportation Safety Board, the U.S. Department of Homeland Security and the U.S. Maritime Administration, as well as to regulation by private industry organizations such as the American Bureau of Shipping. The U.S. Coast Guard and the National Transportation Safety Board set safety standards and are authorized to investigate vessel accidents and recommend improved safety standards. The U.S. Coast Guard is authorized to inspect vessels at will.

Our operations are also subject to federal, state, local and international laws and regulations that control the discharge of pollutants into the environment or otherwise relate to environmental protection. Compliance with such laws, regulations and standards may require installation of costly equipment or operational changes. Failure to comply with applicable laws and regulations may result in administrative and civil penalties, criminal sanctions or the suspension or termination of our operations. Some environmental laws impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA 90, owners, operators and bareboat charterers are jointly and severally strictly liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. Additionally, an oil spill could result in significant liability, including fines, penalties, criminal liability and costs for natural resource damages under other federal and state laws or civil actions. The potential for these releases could increase as we increase our fleet capacity. Most states bordering on a navigable waterway have enacted legislation providing for potentially unlimited liability for the discharge of pollutants within their waters.

In order to maintain compliance with existing and future laws, we incur, and expect to continue to incur, substantial costs in meeting maintenance and inspection requirements, developing and implementing emergency preparedness procedures, and obtaining insurance coverage or other required evidence of financial ability sufficient to address pollution incidents. These laws can:

•	reduce the economic value of our vessels;

•	require a reduction in cargo carrying capacity or other structural or operational changes;

•	make our vessels less desirable to potential charterers;

•	lead to decreases in available insurance coverage for affected vessels; or

•	result in the denial of access to certain ports.

We believe that regulation of the shipping industry will continue to become more stringent and more expensive for us and our competitors. Further, a serious marine incident occurring in U.S. waters that results in significant oil pollution could result in additional regulation. Future environmental and other requirements, as well as more stringent enforcement policies, may be adopted that could limit our ability to operate, require us to incur substantial additional costs or otherwise have a material adverse effect on our business, results of operations or financial condition. See “Item 1. Business—Regulation—Environmental.”

Drydocking of our vessels may require substantial expenditures and may result in the vessels being off-hire for significant periods of time.

Each of our vessels must undergo scheduled and, on occasion, unscheduled shipyard maintenance. The U.S. Coast Guard requires our vessels to be drydocked for inspection and maintenance twice every five years. In addition, vessels may have to be drydocked in the event of accidents or other unforeseen damage or for capital improvements. Costs for drydocking are difficult to estimate and may be higher than we currently anticipate. In addition, vessels in drydock will generally not generate any income.

In addition, the time when a vessel is out of service for maintenance is determined by a number of factors including regulatory deadlines, market conditions, shipyard availability and customer requirements. Because U.S. shipyards have limited availability for drydocking a vessel, they may not have the capacity to perform drydock maintenance on our vessels at the times required, particularly in the event of an unscheduled drydock due to accident. This may require us to have the work performed at an overseas shipyard and result in the vessel being off-hire for a longer period of time. Additionally, we do not maintain and do not intend to purchase off-hire insurance, and accordingly we will not be compensated for any off-hire periods that may arise.

Marine transportation is inherently risky and an incident involving significant loss or environmental contamination by any of our vessels could harm our reputation and business.

Our vessels and their cargoes are at risk of being damaged or lost because of events such as:

•	marine disasters;

•	bad weather (including hurricanes in the Gulf of Mexico, particularly during the period ranging from June to November);

•	mechanical failures;

•	grounding, fire, explosions and collisions;

•	human error; and

•	war and terrorism.

An accident involving any of our vessels could result in any of the following:

•	death or injury to persons, loss of property (including vessels) or environmental damage;

•	delays in the delivery of cargo;

•	loss of revenues from or termination of charter contracts;

•	governmental fines, penalties or restrictions on conducting business;

•	higher insurance rates; and

•	damage to our reputation and customer relationships.

We are subject to, and may in the future be subject to, legal or other proceedings that could have a material adverse effect on us.

The nature of our business exposes us to the potential for legal or other proceedings from time to time relating to labor and employment matters, personal injury and property damage, environmental matters and other matters, as discussed in the other risk factors herein.

Our insurance may be insufficient to cover losses that may occur to our property or result from our operations.

The operation of vessels that carry crude oil or refined petroleum products is inherently risky. Although we carry insurance to protect against most of the accident-related risks involved in the conduct of our business, risks may arise for which we are not adequately insured. For example, a catastrophic spill could exceed our insurance coverage. Any particular claim may not be paid by our insurance and any claims covered by insurance would be subject to deductibles, the aggregate amount of which could be material. Any uninsured or underinsured loss could harm our business and financial condition. In addition, our insurance may be voidable by the insurers as a result of certain of our actions, such as our ships failing to maintain certification with applicable maritime self-regulatory organizations. Furthermore, even if insurance coverage is adequate to cover our losses, we may not be able to obtain a replacement ship in a timely manner in the event of a loss.

In addition, we may not be able to procure adequate insurance coverage at commercially reasonable rates in the future. In the past, new and stricter environmental regulations have led to higher costs for insurance covering environmental damage or pollution and new regulations could lead to similar increases, or even make this type of insurance unavailable. Changes in the insurance markets attributable to terrorist attacks may also make certain types of insurance more difficult to obtain. The insurance that may be available to us in the future may be significantly more expensive than our existing coverage.

We depend upon unionized labor for the provision of our services. Any work stoppages or labor disturbances could disrupt our business.

Crowley provides us with technical, administrative and strategic services for each of our vessels and we directly employ only our chief executive officer, Mr. Robert K. Kurz and our chief financial officer Mr. Philip J. Doherty. See “—We depend on Crowley and its affiliates to manage the technical operations of our business.” The unlicensed marine personnel and licensed officers that service our vessels are directly employed by Crowley. All unlicensed marine personnel are employed under a collective bargaining agreement with the Seafarers International Union (“SIU”). The SIU collective bargaining agreement expires (i) in July 2012. with respect to crewing for Golden State, Pelican State, and Sunshine State and (ii) in September 2015 with respect to crewing for Empire State and Evergreen State. All licensed officers, including our captains, are employed under a collective bargaining agreement with the American Maritime Officers Union (“AMO”). The AMO collective bargaining agreement expires (i) on April 30, 2014 with respect to crewing for Golden State, Pelican State, and Sunshine State and (ii) in September 2015 with respect to Empire State and Evergreen State. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness.

Maritime claimants could arrest our vessels.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against that vessel for unsatisfied debts, claims or damages. A maritime lien holder may enforce its lien by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels could adversely affect our business and results of operations and require us to pay whatever amount may be required to have the arrest lifted.

The U.S. government could requisition our vessels during a period of war or emergency without adequate compensation.

The U.S. government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes its owner. Requisition for hire occurs when a government takes control of a vessel and effectively becomes its charterer at dictated charter rates. Generally, requisitions occur during periods of war or emergency, although the U.S. government may elect to requisition vessels in other circumstances. Although we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain.

Terrorist attacks have resulted in increased costs for our industry and any new attacks could disrupt our business.

Heightened awareness of security needs after the terrorist attacks of September 11, 2001 have caused the U.S. Coast Guard, the IMO and the states and local ports to adopt heightened security procedures relating to ports and vessels. Complying with these procedures, as well as security plans for our vessels required by the Maritime Transportation Security Act of 2002, imposes costs on us.

Any future terrorist attacks could disrupt harbor operations in the ports in which we operate, lead to, among other things, bodily injury or loss of life, vessel or other property damage, increased vessel operating costs, including insurance costs, and the inability to transport crude oil and refined petroleum products to or from certain locations. Terrorist attacks, war or other events beyond our control that adversely affect the distribution, production or transportation of crude oil and refined petroleum products to be shipped by us could entitle our customers to terminate the charters for our vessels. The long-term impact that terrorist attacks and the threat of terrorist attacks may have on the petroleum industry in general, and on us in particular, is not known at this time. Uncertainty surrounding continued hostilities in the Middle East or other sustained military campaigns may affect our operations in unpredictable ways, including disruptions of petroleum supplies and markets, and the possibility that infrastructure facilities could be direct targets of, or indirect casualties of, an act of terror.

Changes in the insurance markets attributable to terrorist attacks may make certain types of insurance more difficult for us to obtain. Moreover, the insurance that may be available to us may be significantly more expensive than our existing insurance coverage. Instability in the financial markets as a result of terrorism or war could affect our ability to raise capital.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our corporate office is located in Plymouth Meeting, Pennsylvania. The office space is leased until April 2012, with two (2) six-month options.

ITEM 3.	LEGAL PROCEEDINGS

Currently there are no pending legal proceedings. From time to time, we are subject to routine legal proceedings incidental to the operations of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 30, 2012, Holding was the sole holder of record of the membership interests of APT Parent. There is no established public trading market for the membership interests of APT Parent or Holding. We have never paid or declared a cash dividend on the membership interests of APT Parent. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The Company was formed on August 7, 2006. On May 14, 2010, we consummated a restructuring of our corporate organization, resulting in: (i) the formation of Holding as the new parent holding company; (ii) the formation of APT Parent as a new wholly-owned subsidiary of Holding and AP Tankers Co. as a new wholly-owned subsidiary of APT Parent. As the reorganization occurred among parties under common control, the consolidated financial statements of the predecessor company, American Petroleum Tankers LLC, have become the historical financial statements of American Petroleum Tankers Holding LLC (“Holding”). The selected consolidated financial data should be read in conjunction with, and is qualified by reference to, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this annual report.

	For the Years Ended December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues(1)	$—	$—	$28,867	$63,600	$106,282

Vessel operating expenses	—	214	11,917	24,771	34,306
General and administrative expenses	298	201	1,063	2,058	2,246
Depreciation and amortization	—	—	8,398	17,302	23,749
Management fees	343	1,434	2,740	2,489	2,969
Settlement fees and related legal expenses(2)	—	—	17,901	—	—

Total expenses	641	1,849	42,019	46,620	63,270

Operating income (loss)	(641)	(1,849)	(13,152)	16,980	43,012
Interest income	6	2	15	125	7
Interest expense	(1)	(5)	(8,639)	(50,312)	(75,710)
Debt extinguishment expense	—	—	—	(7,640)	(2,220)
Derivative (losses) gains	26	(1,175)	1,751	(1,561)	(718)

Net loss	$(610)	$(3,027)	$(20,025)	$(42,408)	$(35,629)

(1)	For 2008 and earlier we did not have any vessels in operation. We received delivery of our first three vessels in 2009.
(2)	Settlement fees and related legal expenses were incurred due to delivery and charter of our vessels as well as our settlement with USS.

	As of December 31,
	2007	2008	2009	2010	2011
	(dollars in thousands)
Consolidated Balance Sheets:
Assets
Cash and cash equivalents	$8	$16	$7,893	$18,241	$31,402

Total current assets	187	195	13,616	37,712	44,295
Other long-term assets	11,382	7,685	15,706	15,828	12,853
Vessels and equipment, net	101,194	328,354	624,080	692,178	669,260

Total assets	$112,763	$336,234	$653,402	$745,718	$726,408

Liabilities and Members’ Equity
Total current liabilities, including current portion of long-term debt	$15,994	$7,429	$107,143	$16,082	$13,245
Long-term debt, net of current portion	41,230	176,721	414,200	639,985	659,141

Total liabilities	57,224	184,150	521,343	656,067	672,386
Members’ equity	55,539	152,084	132,059	89,651	54,022

Total liabilities and members’ equity	$112,763	$336,234	$653,402	$745,718	$726,408

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the consolidated financial condition and results of operations of Holding and its subsidiaries should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and related notes thereto included elsewhere in this document. The following discussion includes forward-looking statements that involve certain risks and uncertainties.

We are a U.S. based, provider of Jones Act marine transportation services for refined petroleum products in the U.S. domestic “coastwise” trade. Our fleet consists of five modern, double-hulled product tankers. Our fleet of five vessels has a total capacity of approximately 245,000 dwt.

Our History

In 2006, prior to the termination of the management arrangement with USS Product Manager LLC (“Product Manager”), our predecessor formed the joint venture among USS Product Carriers LLC (“Product Carriers”), an affiliate of USS and certain affiliates of Blackstone and Cerberus (the “Joint Venture”).

The Joint Venture contracted with National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation for the construction of five 49,000 dwt double-hulled tankers. NASSCO delivered the first product tanker in January 2009 and delivered four subsequent product tankers in June 2009, December 2009, July 2010 and December 2010, respectively.

In July 2009, the Joint Venture, then renamed American Petroleum Tankers LLC, engaged Crowley to provide technical management services, construction supervision services and financial reporting services for its vessels.

On May 14, 2010, we effected a restructuring of our corporate organization that resulted in (i) the formation of Holding, a new parent holding company, (ii) the formation of APT Parent, a new wholly-owned subsidiary of Holding, and (iii) the distribution down of the interests of our former parent holding company, American Petroleum Tankers LLC, such that American Petroleum Tankers LLC became a wholly-owned subsidiary of APT Parent.

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

•	General and administrative expenses. General and administrative expenses consist of employment costs for shoreside staff and cost of facilities as well as legal, audit and other administrative costs.

•

Drydocking days. Drydocking days are days designated for the cleaning, inspection and survey of vessels, and resulting maintenance work, as required by the U.S. Coast Guard and the ABS. Drydocking days may also include unscheduled work in the event of an accident or other unforeseen damage.

•

Time charter equivalent. Time charter equivalent is equal to the voyage revenue earned by a vessel during a defined period, divided by the total number of actual days worked by that vessel during the period involved, net of fuel and port expenses.

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements, upon which this discussion and analysis is based, requires management to make estimates and judgments which impact those consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, revenue recognition, and valuation of derivative instruments. Different assumptions in the application of these policies could result in material changes in our consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see the “Notes to Consolidated Financial Statements”.

Vessels and Equipment

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

Results of Operations

The following table presents our operating results for the years ended December 31, 2011, 2010, and 2009.

	For the Year Ended December 31,
	2009	2010	2011
	(dollars in thousands)
Consolidated Statements of Operations Data

Revenues	$28,867	$63,600	$106,282
Expenses:
Vessel operating expenses	11,917	24,771	34,306
General and administrative expenses	1,063	2,058	2,246
Depreciation and amortization	8,398	17,302	23,749
Management fees	2,740	2,489	2,969
Settlement fees and related legal expenses	17,901	—	—

Total expenses	42,019	46,620	63,270

Operating (loss) income	(13,152)	16,980	43,012
Other (expenses) income:
Interest income	15	125	7
Interest expense	(8,639)	(50,312)	(75,710)
Debt extinguishment expense	—	(7,640)	(2,220)
Derivative gains (losses)	1,751	(1,561)	(718)

Net Loss	$(20,025)	$(42,408)	$(35,629)

Year Ended December 31, 2011 versus Year Ended December 31, 2010

Revenues

In 2011, vessel revenues were $106.3 million compared to $63.6 in 2010. This increase is due to the deliveries in 2010 of the Empire State and Evergreen State. Overall utilization in 2011 was 100% based on 1,825 operating days and 1,825 ownership days while utilization in 2010 was 98% based on 1,253 operating days and 1,276 ownership days.

Vessel Operating Expenses

In 2011, vessel operating expenses were $34.3 million compared to $24.8 million in 2010. Vessel operating expenses increased in 2011 primarily due to the deliveries of the Empire State in July 2010, and the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses increased to $2.2 million in 2011 from $2.1 million in 2010, with higher compensation costs and audit fees somewhat offset by lower legal and consulting fees.

Depreciation and Amortization

Depreciation expense increased to $23.7 million in 2011 from $17.3 million in 2010. The changes were primarily due to the deliveries of the Empire State in July 2010, and the Evergreen State in December 2010.

Management Fees

Management fees increased to $3.0 million in 2011 from $2.5 million in 2010, primarily as a result of the deliveries of the Empire State in July 2010 and the Evergreen State in December 2010.

Interest Expense

Interest expense increased to $75.7 million during 2011, compared to $50.3 million in 2010. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest; (b) a higher interest rate following the conversion of the Sponsor Facility’s interest rate in May 2010 from a variable rate to a fixed rate; (c) interest expense incurred in 2011 under the Notes, which were issued in May 2010; and (d) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of two vessels in July and December 2010.

Debt Extinguishment Expense

Debt extinguishment expense was $2.2 million in 2011 due to the prepayment of $27.0 million of the Notes in April 2011, and $7.6 million in 2010 due to the prepayment of the Senior Secured Loan Facility (the “DVB Facility”), which was entered into in August 2009.

Derivative Losses

Derivative losses decreased to $0.7 million during 2011, compared with losses of $1.6 million during 2010 due to decreases in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $35.6 million for 2011, compared to a net loss of $42.4 million for 2010.

Year Ended December 31, 2010 versus Year Ended December 31, 2009

Revenues

Prior to 2009, we had no ships in operation. During 2009, we received delivery of three new vessels, Golden State, Pelican State and Sunshine State, in January 2009, June 2009 and December 2009, respectively. In 2009, the Golden State, Pelican State, and Sunshine State generated revenues in the aggregate of $28.9 million through charters with BP, Marathon, and Chevron, respectively. In 2009, we had an average utilization rate of 94% based on 523 operating days and 558 ownership days. During July 2010 and December 2010, we received delivery of the Empire State and Evergreen State, respectively. In 2010, the Golden State, Pelican State, Sunshine State, Empire State, and Evergreen State generated revenues in the aggregate of $63.6 million through charters with BP, Marathon, Chevron, and MSC, respectively. Overall utilization was 98% based on 1,253 operating days and 1,276 ownership days.

Vessel Operating Expenses

Vessel operating expenses in 2010 were $24.8 million compared to $11.9 million in 2009. Vessel operating expenses increased in 2010 primarily due to the deliveries of the Sunshine State in December 2009, the Empire State in July 2010, and the Evergreen State in December 2010.

General and Administrative Expenses

General and administrative expenses increased to $2.1 million in 2010 from $1.1 million in 2009 as a result of the hiring of a Chief Executive Officer in January 2010 and Chief Financial Officer in September 2010, as well as an increase in legal fees primarily due to our corporate restructuring in April 2010.

Depreciation

Depreciation expense increased to $17.3 million in 2010 from $8.4 million in 2009. The changes were primarily due to the deliveries of the Sunshine State in December 2009, the Empire State in July 2010, and the Evergreen State in December 2010. Once a vessel is delivered and commences operation, the depreciation associated with that particular vessel is recorded as an expense.

Management Fees

Management fees decreased to $2.5 million in 2010 from $2.7 million in 2009 primarily as a result of the one-time payment to Product Manager, a wholly-owned subsidiary of USS and an affiliate of Product Carriers, a former Class B member of APT, of a $0.8 million delivery fee for the delivery of the Golden State and a $0.8 million oversight fee during the first half of 2009. This decrease is partially offset by an increase in management fees paid in 2010 as a result of the deliveries of the Sunshine State, Empire State, and Evergreen State and the payment of fees in connection with technical management of such vessels.

Settlement Fees and Related Legal Expenses

Until July 28, 2009, Product Manager managed the construction of and, until September 28, 2009, the operation of the tankers for the Company. On July 10, 2009, Product Carriers, Product Manager, USS and USS PC Holdings LLC (collectively the “USS Entities”), the Class A members of APT, the Sponsor Facility lenders to APT (together with the Class A members, the “Blackstone/Cerberus Entities”) and APT entered into a settlement agreement to settle litigation between the USS Entities and the Blackstone/Cerberus Entities relating to control of APT. Under the terms of the settlement, which was approved by the U.S. Bankruptcy Court Southern District of New York (the “Bankruptcy Court”), on July 17, 2009 and effective on July 28, 2009, for the bankruptcy of the USS Entities, the management agreement (except for certain provisions) was terminated and Product Manager ceased to manage our tankers and provide construction supervision services. As a result, a $14.0 million settlement fee was paid to Product Manager and recorded as Settlement Fees and Related Legal Expenses in the third quarter of 2009. Additionally, in 2009 we incurred $3.9 million in legal fees in connection with the litigation. There were no Settlement Fees and Related Legal Expenses in 2010.

Interest Expense

Interest expense increased to $50.3 million during 2010, compared to $8.6 million in 2009. The increase was primarily the result of: (a) a higher weighted-average outstanding balance of our Sponsor Facility due to additional borrowings and paid-in-kind interest; (b) a higher interest rate following the conversion of the Sponsor Facility’s interest rate in May 2010 from a variable rate to a fixed rate; (c) interest expense incurred in 2010 under the Notes, which were issued in May 2010; and (d) a decrease in interest capitalized as part of the construction cost of the vessels due to the delivery of five vessels in January, June and December 2009 and July and December 2010.

Debt Extinguishment Expense

Debt extinguishment expense of $7.6 million was recorded during 2010 in connection with the prepayment of the DVB Facility on May 17, 2010. This amount consisted of a $2.8 million prepayment penalty and the write-off of $4.8 million of unamortized debt financing costs.

Derivative Gains (Losses)

Derivative gains (losses) decreased to losses of $1.6 million during 2010, compared with gains of $1.8 million during 2009 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $42.4 million for 2010, compared to a net loss of $20.0 million for 2009.

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

We believe that cash flows from operations will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of December 31, 2011.

Working Capital

Working capital at December 31, 2011 was $31.1 million compared with $21.6 million at December 31, 2010. This increase was primarily due to the increase in cash and prepaid expenses and the decrease in accrued expenses and other liabilities.

Cash Flows

	For the Year Ended December 31,
	2009	2010	2011
	(dollars in thousands)
Net cash flow provided by operating activities	$(1,659)	$18,438	$35,414
Net cash flow (used in) provided by investing activities	(226,109)	(175,510)	6,665
Net cash flow provided by (used in) financing activities	235,645	167,420	(28,918)

Operating cash flows—Net cash flow provided by operating activities was $35.4 million for 2011 and $18.4 million for 2010. The increase in operating cash flows was primarily from the operation of five vessels during 2011, as the Empire State and Evergreen State were delivered and placed into service in July and December 2010, respectively, and was partially offset by higher interest payments.

Net cash flow provided by (used in) operating activities was $18.4 million for 2010 and $(1.7) million for 2009. The increase in operating cash flows is from the operation of five vessels in 2010 versus two vessels in 2009. Our operating cash flows were also impacted by the August 2009 amendment to the Sponsor Facility to allow the monthly interest payments to be treated as paid-in-kind in lieu of cash payments. We recorded $32.3 million of paid-in-kind interest in 2010.

Investing cash flows—Net cash provided by (used in) investing activities was $6.7 million in 2011 and $(175.5) million in 2010. The increase in investing cash flows was primarily from the release of $7.9 million of restricted cash for general corporate purposes, versus the deposit of $170.8 of restricted cash in 2010. The restricted cash was provided by the May 2010 Notes offering and was used to fund the construction of the Empire State and Evergreen State. Vessel and equipment additions were $1.3 million in 2011 compared with $170.4 million 2010.

Net cash used in investing activities was $175.5 million for 2010 and $226.1 million for 2009. Payments of $210.2 million were made to NASSCO for the construction of vessels in 2009. In total (including oversight fees, capitalized interest, etc.) the payments were $233.3 million in 2009. There was also $2.8 million placed in restricted cash in 2009. Payments of $170.4 million were made for the construction of vessels in 2010. Deposits of $170.8 million were made to restricted cash accounts, including deposits of $0.8 million made to certain deposit accounts restricted in accordance with the DVB Facility prior to the prepayment of the debt, and $169.9 million placed in an escrow account, restricted for the construction of vessels, from the net proceeds of the Notes issued on May 17, 2010. In connection with the issuance of the Notes, a portion of the proceeds was used to prepay the DVB Facility, thereby releasing the requirement to maintain the drydock and liquidity reserve deposit accounts. Therefore, the aggregate balance in these deposit accounts has been withdrawn and classified as cash and cash equivalents.

Financing cash flows—Net cash (used in) provided by financing activities was $(28.9) million for 2011 and $167.4 million for 2010. We repaid $27.0 million of the Notes in April 2011 and paid $0.8 million in debt prepayment penalty fees and paid $1.1 million in debt issuance costs. We received net proceeds of $277.0 million from the Notes offering, and prepaid the DVB facility for $96.9 million in May 2010, paid $2.8 million for prepayment penalties, and paid $9.9 million in debt issuance costs with the proceeds from the issuance of the Notes.

Net cash provided by financing activities was $167.4 million for 2010 and $235.6 million for 2009. The Company issued $100 million in additional debt in August 2009 under the DVB Facility, incurring $5.8 million of financing costs. Additionally, regularly scheduled principal payments of $3.1 million were made in 2009 and the Company made Sponsor Facility draws of $144.5 million in 2009. During 2010, APT received net proceeds of $277.0 million from the issuance of the Notes at a price of 97.203%. A portion of these proceeds was used to pay $96.9 million for the prepayment of the DVB Facility, $2.8 million for prepayment penalties, and $9.9 million for debt issuance costs. Additionally, regularly scheduled principal payments of $3.1 million were made prior to the prepayment of the DVB Facility.

Long-Term Debt

Long-term debt consists of the following:

12/31/2011
(dollars in thousands)
Notes, net of $4,857 unamortized original issuance discount	$253,143
Sponsor Facility	405,998

$659,141

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. The Sponsor Facility was converted to a term loan prior to the issuance of the Notes. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. The Sponsor Facility allows the monthly interest payments to be treated as paid-in-kind in lieu of monthly cash payments. The Sponsor Facility bears interest at a fixed rate of 12.0% with an effective rate of 12.17%, payable in kind. The Sponsor Facility matures in 2016 and the debt has been subordinated to the Notes. In 2011, the Company recorded $44.0 million for interest-in-kind payments, including an interest-in-kind accrual of $30.1 million at December 31, 2011.

On May 17, 2010, APT Parent and AP Tankers Co. issued $285 million of Notes at a price of 97.203%. Interest on the Notes, which accrues at 10.25%, is payable on May 1 and November 1 of each year, beginning November 1, 2010. Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that pursuant to the indenture the Company would redeem $27.0 million of the principal amount of the Notes unconditionally. The redemption was completed on April 28, 2011, at a cost of $29.2 million, including premium and accrued interest. $258.0 million of the principal remains outstanding on the Notes at December 31, 2011.

Capital Expenditures. During the year ended December 31, 2011, we spent approximately $0.8 million for the construction of our vessels. We estimate that our liability to NASSCO is $1.9 million as of December 31, 2011, payable in 2012 for completion of our last vessel delivered in December 2010.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of the year ended December 31, 2011.

	Payment Due by Period
	<1 Year	1-3 Years	3-5 Years	Total
	(dollars in thousands)
Long-term debt(1)	$26,445	$52,890	$939,069	$1,018,404
Construction commitments(2)	1,900	—	—	1,900

Total	$28,345	$52,890	$939,069	$1,020,304

(1)	The long-term debt consists of principal values of $258,000 Notes and $405,998 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively. Amounts include contractual interest payments and paid-in-kind interest.
(2)	Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our debt has fixed interest rates. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

As of December 31, 2011, we had one outstanding interest rate cap, entered into on April 1, 2007, with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was intended to reduce the potential negative impacts to the Company’s cash flows that could result from movements in interest rates.

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at December 31, 2011 was approximately $0.2 million and was recorded as a long-term asset in Other Assets in the accompanying Consolidated Balance Sheets. The change in the fair value of the derivative financial instrument was recorded to Derivative (Losses) Gains as losses of approximately $0.7 million during the year ended December 31, 2011. Changes in the fair value of those instruments are reported in earnings, as we did not designate the interest rate cap as a hedge. We are exposed to credit related losses in the event of non-performance by counterparties to these instruments; however, the counterparties are major financial institutions and we consider such risk of loss to be minimal. We do not hold or issue derivative financial instruments for trading purposes.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

American Petroleum Tankers Holding LLC

New York, New York

We have audited the accompanying consolidated balance sheets of American Petroleum Tankers Holding LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Petroleum Tankers Holding LLC and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 30, 2012

American Petroleum Tankers Holding LLC

Consolidated Balance Sheets

as of December 31, 2011 and 2010

(in thousands)

	2011	2010
Assets
Cash and cash equivalents	$31,402	$18,241
Accounts receivable	9,820	11,095
Prepaid expenses and other current assets	3,073	453
Restricted cash	—	7,923

Total Current Assets	44,295	37,712
Deferred financing costs, net	9,586	12,255
Other assets	3,267	3,573
Vessels and equipment, net	669,260	692,178

Total Assets	$726,408	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$3,958	$6,385
Accrued interest	4,408	4,869
Payable due USS Entities	250	320
Unearned revenue	4,629	4,508

Total Current Liabilities	13,245	16,082

Long-term debt (includes amounts to related parties of $405,998 and $361,959 at December 31, 2011 and 2010, respectively)	659,141	639,985

Total Liabilities	672,386	656,067

Commitments and Contingencies (Notes 6 and 14)

Members’ Equity	54,022	89,651

Total Liabilities and Members’ Equity	$726,408	$745,718

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Consolidated Statements of Operations

For the Years Ended December 31, 2011, 2010 and 2009

(in thousands)

	2011	2010	2009
Revenues	$106,282	$63,600	$28,867

Expenses:
Vessel operating expenses	34,306	24,771	11,917
General and administrative expenses	2,246	2,058	1,063
Depreciation and amortization	23,749	17,302	8,398

Management fees (includes amounts to related parties of $1,991 for 2009)	2,969	2,489	2,740

Settlement fees and related legal expenses (including amounts to related parties for $14,000 in 2009)	—	—	17,901

Total Expenses	63,270	46,620	42,019

Operating income (loss)	43,012	16,980	(13,152)

Other income (expense):
Interest income	7	125	15
Interest expense (includes amounts to related parties, as discussed in Note 9)	(75,710)	(50,312)	(8,639)
Debt extinguishment expense	(2,220)	(7,640)	—
Derivative (losses) gains	(718)	(1,561)	1,751

Net loss	$(35,629)	$(42,408)	$(20,025)

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Consolidated Statements of Changes in Members’ Equity

For the Years Ended December 31, 2011, 2010, and 2009

(in thousands)

	Member Interests		Total Members’
	Class A	Class B	Equity
Beginning balance at January 1, 2009	$93,067	$59,017	$152,084

Reallocation of Class A and B member interests	787	(787)	—
Net loss	—	(20,025)	(20,025)

Ending balance at December 31, 2009	93,854	38,205	132,059
Net loss	(4,203)	(38,205)	(42,408)

Ending balance at December 31, 2010	89,651	—	89,651

Net loss	(35,629)	—	(35,629)

Ending balance at December 31, 2011	$54,022	$—	$54,022

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2011, 2010, and 2009

(in thousands)

	2011	2010	2009
OPERATING ACTIVITIES:
Net loss	$(35,629)	$(42,408)	$(20,025)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line charter revenues	(216)	(1,148)	(1,460)
Depreciation and amortization	23,749	17,302	8,398
Amortization of deferred financing costs	2,532	3,013	2,977
Amortization of discount on notes issued	1,495	997	—
Debt prepayment penalty fees	810	2,814	—
Write-off of deferred financing costs	787	4,826	—
Write-off of discount on notes issued	623	—	—
Derivative losses (gains)	718	1,561	(1,751)
Interest paid-in-kind	44,038	32,279	8,431
Changes in current assets and liabilities:
Accounts receivables	1,275	(6,578)	(4,517)
Prepaid expenses and other current assets	(2,620)	(47)	(227)
Accrued expenses and other liabilities	(2,199)	4,776	3,650
Payable due USS Entities	(70)	(166)	(426)
Unearned revenue	121	1,217	3,291

Net cash provided by (used in) operating activities	35,414	18,438	(1,659)

INVESTING ACTIVITIES:
Vessel and equipment additions	(1,006)	(170,387)	(223,309)
Software additions	(252)	—	—
Deposits of restricted cash	(4)	(170,823)	(2,800)
Withdrawals of restricted cash	7,927	165,700	—

Net cash provided by (used in) investing activities	6,665	(175,510)	(226,109)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029	100,000
Proceeds from revolver borrowings	—	—	144,528
Payment on long-term debt	(27,000)	(96,904)	(3,096)
Debt prepayment penalty fees	(810)	(2,814)	—
Payment of debt issuance costs	(1,108)	(9,891)	(5,787)

Net cash (used in) provided by financing activities	(28,918)	167,420	235,645

Net increase in cash and cash equivalents	13,161	10,348	7,877
Cash and cash equivalents at beginning of year	18,241	7,893	16

Cash and cash equivalents at end of year	$31,402	$18,241	$7,893

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vessel and construction-in-progress accruals	$—	$2,380	$87,366

Interest paid-in-kind	$44,038	$32,279	$8,431

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Note 1 – Formation and Nature of Operations

American Petroleum Tankers LLC (formerly USS Products Investor LLC) (“APT”) was formed on August 7, 2006 as a Limited Liability Company under the laws of the State of Delaware for purposes of financing the construction of and operating five 49,000 deadweight tons (“dwt”) double-hulled tankers pursuant to a contract between USS Product Carriers LLC (“Product Carriers”), a wholly-owned subsidiary of U.S. Shipping Partners L.P. (the “Partnership”), and National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”) as assigned to APT with respect to five tankers pursuant to the Assignment and Assumption Agreement between Product Carriers and APT on August 7, 2006 (the “Construction Contract Assignment”). Equity interests in APT were owned by affiliates of The Blackstone Group and Cerberus Capital Management, L.P. (“Class A Members”) and by Product Carriers (“Class B Member”). Several subsidiaries of APT have been formed to own the vessels constructed upon delivery and hold the charters entered into by APT. From APT’s formation through September 28, 2009, USS Product Manager LLC (“Product Manager”), a wholly-owned subsidiary of the Partnership, served as the manager and operator of APT’s vessels pursuant to a Management Agreement among APT, the Partnership and the subsidiaries of APT, as described in Note 11. As a result of the settlement of the litigation described in Note 2, on July 28, 2009 Product Carriers transferred its Class B membership interest to the Class A Members and Product Manager began the transition of manager and operator of APT to another operator chosen by APT. This transition was completed on September 29, 2009. Furthermore, the Company changed its name from USS Products Investor LLC to American Petroleum Tankers LLC on July 28, 2009.

On May 14, 2010, APT consummated a restructuring of its corporate organization, resulting in: (i) the formation of American Petroleum Tankers Holding LLC (“APT Holding”, the “Company”, “we”, “our”, or “us”) as the new parent holding company; (ii) the formation of American Petroleum Tankers Parent LLC (“APT Parent”), as a new wholly-owned subsidiary of APT Holding, and AP Tankers Co., as a new wholly-owned subsidiary of APT Parent; and (iii) the contribution down of the interests of: (a) the former parent holding company, APT, and (b) APT Intermediate Holdco LLC (“Intermediate Holdco”), such that APT and Intermediate Holdco became wholly-owned subsidiaries of APT Parent. As a result of this restructuring, APT, Intermediate Holdco and AP Tankers Co. are entities at the same corporate level, each a directly, wholly-owned subsidiary of APT Parent. As the reorganization occurred among entities under common control, the consolidated financial statements of the predecessor company, American Petroleum Tankers LLC, are presented as the historical financial statements of APT Holding.

Note 2 – Settlement of Litigation Among the Class A Members, Class B Member and Its Affiliates and the Company’s Lender

In April 2009, Product Carriers and Product Manager commenced litigation against the Class A Members and the lenders to APT regarding the Class A Members’ right to remove the Class B Member as managing member of APT, APT’s right to terminate Product Manager as manager of APT under the management agreement, and the lenders’ right to foreclose on the vessel the Golden State. On July 10, 2009, Product Carriers, Product Manager, the Partnership and USS PC Holdings LLC (collectively “USS Entities”), the Class A Members, the lenders to APT (together with the Class A Members the “Blackstone/Cerberus Entities”) and APT entered into a settlement agreement to settle litigation between the USS Entities and the Blackstone/Cerberus Entities relating to control of APT. Under the terms of the settlement, which was approved by the Bankruptcy Court on July 17, 2009 and effective on July 28, 2009 (the “Effective Date”):

(i)	on the Effective Date, Product Carriers transferred its Class B member interest to the Class A Members and no longer has an interest in, or the right to act as Managing Member of, the Company;

(ii)	in consideration of the termination of the Management Agreement,

a.	the Blackstone/Cerberus Entities agreed to pay Product Manager an aggregate of $14,000, of which $9,000 was paid on the Effective Date, $2,300 was paid on November 9, 2009, and $2,700 was paid from an escrow account in equal monthly installments through December 2010;

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

b.	the Company agreed to pay to Product Manager 50% of the first $1,000 of any cost savings received by the Company in respect of the last three vessels constructed if those vessels were completed and delivered such that the actual cost of construction is less than the cost anticipated in the contract, up to a maximum of $500 in the aggregate; and

c.	the Company agreed to pay to Product Manager 50% of the first $500 of any cost savings received by the Company in respect of the last vessel under construction if that vessel was delivered under the contracted cost, up to a maximum of $250, provided that this amount was not used in the application of clause (ii)(b) above;

(iii)	the USS Entities have a right of first offer to purchase the vessels to the extent the Company determines to offer all or any portion of them for sale in the future, although the Company has no obligation to accept any offer;

(iv)	the contracts between the USS Entities or their affiliates and the Company were being terminated (subject to certain limited exceptions);

(v)	the USS Entities and the Blackstone/Cerberus Entities exchanged broad, global releases (subject to certain limited exceptions); and

(vi)	on the Effective Date, all the litigation between the USS Entities and the Blackstone/Cerberus Entities was dismissed with prejudice.

With respect to item (ii)(a) above, APT recorded in 2009 the settlement payment of $14,000 and associated legal fees of $3,901 as Settlement Fees and Related Legal Expenses in the accompanying Consolidated Statements of Operations. With respect to item (ii)(b) above, APT made a payment of $500 in 2010 for cost savings realized on the construction of one vessel completed in 2009. With respect to item (ii)(c) above, the Company has recorded $250 at December 31, 2010 in Payable due USS Entities in the accompanying Consolidated Balance Sheets for cost savings realized on the construction of the last vessel completed in December 2010. The $250 was still payable at December 31, 2011, subject to the final settlement of the Construction Contract as discussed in Note 6.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

These financial statements present the consolidated financial position, results of operations, changes in members’ equity and cash flows for American Petroleum Tankers Holding LLC and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for annual financial information and in accordance with the instructions to Form 10-K.

Cash and Cash Equivalents

The Company considers all highly liquid investments, with original maturities of three months or less, of which are primarily investments in money market funds, to be cash equivalents.

Accounts Receivable

Accounts Receivable consists of trade receivables. Based upon historical collection experience and the credit risk of customers, there is no allowance for doubtful accounts recorded.

Deferred Financing Costs

Direct costs associated with obtaining long-term financing are deferred and generally amortized utilizing the effective interest method over the term of the related financing.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Vessels and Equipment

Vessels are stated at cost. Construction costs of new vessels are capitalized and included in construction-in-progress until completed. The Company records construction costs of new vessels and its obligations to NASSCO on a percentage of completion basis as work is completed. Normal repair and maintenance expenditures are expensed as incurred. Depreciation is computed using the straight-line method over the vessels’ estimated useful lives of 30 years based on the vessels cost less their estimated salvage value. Interest is capitalized in conjunction with the Company’s construction of vessels.

The Company assesses recoverability of the carrying value of a long-lived asset when indicators of impairment are present by estimating the future undiscounted net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and its fair value. There have been no vessel impairments recorded.

Revenue and Expense Recognition

Revenues from long-term time charters of vessels with fixed annual escalation clauses are recognized on a straight-line basis over the term of the contract. The Company currently has long-term charters on two vessels of three and seven years, respectively, charters on two vessels of one year, and an evergreen charter on one vessel. Certain of the charter agreements allow the company to prebill for charter fees one month in advance. Such prebillings are recognized as accounts receivable and unearned revenue. Based on the terms of the time charter agreements, expenses such as fuel, port charges, canal dues, and cargo handling operations are either paid by the customer or paid by the Company and reimbursed by the customer. Such expenses, if paid by the Company, are presented net of reimbursements from customers. All other expenses are recognized by the Company as incurred.

Insurance

The Company retains risk up to $100 deductible per occurrence for marine, liability and protection and indemnity. Reinsurance is obtained to cover losses in excess of certain limits. Provisions for losses are determined on the basis of claim adjusters’ evaluations and other estimates including those for salvage and subrogation recoveries. Such provisions and any related claim receivables are recorded when insured events occur. The determinations of such estimates and the establishment of the related reserves are continually reviewed and updated. Any adjustments resulting from these reviews are reflected in current operations.

Derivative Instruments

The Company’s use of derivative instruments, principally an interest rate cap, is limited to non-trading purposes and is designed to manage exposure to interest rate risks. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not designated as hedges or are not effective hedges must be adjusted to fair value through earnings and are recorded to Derivative (Losses) Gains. If the derivative is an effective hedge, a change in the fair value of the derivative is recognized in Other Comprehensive Income (Loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge are immediately recognized in earnings in Derivative (Losses) Gains in the accompanying Consolidated Statements of Operations.

The Company does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify its interest rate cap for hedge accounting treatment.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Concentrations of Credit Risk

The Company places its temporary cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. In 2011, the Company chartered its vessels to four customers for various charter periods, representing approximately 49%, 19%, 19%, and 13% of total revenues. In 2010, the Company chartered its vessels to four customers, representing approximately 32%, 31%, 19% and 18% of total revenues. In 2009, the Company chartered its vessels to two customers, of which revenues from those two customers represented 65% and 34% of total revenues, respectively. The Company monitors its credit risk by chartering to customers with a high credit quality. The Company regularly monitors its exposure to counterparty credit risk, ensuring that it only contracts with major institutions with strong credit ratings. The Company has outstanding trade receivables with three customers that represent 62%, 20%, and 18% of total Accounts Receivable at December 31, 2011, and 66%, 19%, and 15% at December 31, 2010.

Taxes

As a limited liability company, the Company is treated similar to a partnership for income tax purposes. Accordingly, the Company is generally not subject to federal and state taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Company is subject to certain state franchise and other taxes, which are recorded as Operating Expenses when incurred for the vessel owning subsidiaries and as General and Administrative expenses when incurred for APT Parent.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements

There are no recently issued accounting standards that we believe will have a material impact on our consolidated financial position, results of operations or cash flows.

Note 4 – Restricted Cash

In connection with the issuance of $285,000 of 10 1/4% First Priority Senior Secured Notes (the “Notes”) on May 17, 2010, as discussed in Note 9, $169,900 of the net proceeds were placed in an escrow account to fund the remaining construction costs of the Company’s vessels. The balance in the escrow account at December 31, 2010 was $7,923. As discussed in Note 6, the Company was scheduled to make its final vessel construction payments (excluding warranty escrow payments) during the first quarter of 2011; however, the final payment under the Company’s vessel construction contract is being deferred until the expiration of the last vessel warranty period in December 2011, with payment in 2012. The company has recorded $1,900 as payable to NASSCO. The remaining balance in the escrow account was released from escrow after the first anniversary of the Notes issuance date.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Note 5 – Deferred Financing Costs, Net

The gross carrying amount and accumulated amortization of the Company’s deferred financing charges at December 31 are as follows:

	2011	2010
Gross carrying amount	$23,983	$23,333
Accumulated amortization	(14,397)	(11,078)

Total deferred financing costs, net	$9,586	$12,255

In connection with issuing the Notes on May 17, 2010, $10,407 of costs were capitalized as deferred financing costs and are being amortized over the five year term of the Notes using the effective interest method.

On August 13, 2009, the Company executed a senior secured loan facility, the “DVB Facility”, and incurred $5,787 of deferred financing costs. With the issuance of the Notes on May 17, 2010, the DVB facility was prepaid with a portion of the proceeds, as discussed on Note 9. The remaining unamortized deferred financing costs in the amount of $4,826 was written off and recognized as a loss on extinguishment of debt.

The Company has also incurred costs of $620 through December 31, 2011 related to potential refinancing under the U.S. Title XI Federal Ship Financing Program. Such costs have been deferred and will be amortized over the life of the new financing if the Company is successful in such refinancing, or will be expensed immediately if the Company is unsuccessful.

Amortization of deferred financing costs of $2,532, $3,013, and $2,977, was recorded to Interest Expense during the years ended December 31, 2011, 2010, and 2009, respectively. Amortization of deferred financing costs related to financings associated with the construction of the vessels is included in capitalized interest, as further disclosed in Note 9.

The amortization expense for all deferred financing costs for each of the five succeeding fiscal years ending December 31 is estimated to be as follows:

2012	$2,511
2013	2,511
2014	2,511
2015	1,229
2016	204

Note 6 – Construction Contract

Product Carriers entered into a contract in 2006 with NASSCO, a subsidiary of General Dynamics, for the construction of nine 49,000 dwt double-hulled tankers. General Dynamics provided a performance guarantee to Product Carriers in respect of the obligations of NASSCO under the construction contract. Upon formation of the Company, Product Carriers assigned its rights and obligations with respect to the construction of the first five tankers to the Company. The Company did not exercise its right to elect to have rights and obligations under the NASSCO contract to construct up to four additional tankers assigned to the Company. In 2007, the Company and Product Carriers reached an agreement with NASSCO to accelerate the construction of the five product tankers being constructed for the Company. Under the original arrangement with NASSCO, these five product tankers were to be delivered between the second quarter of 2009 and the third quarter of 2011. As a result of the amendment, the five vessels were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively. NASSCO and the Company shared in any cost savings achieved, as measured against the original contract price based on the terms of the construction contract.

The Company was invoiced monthly from NASSCO for completed progress on the construction of the vessels based on the percentage of completion of the vessels until August 2009 when the contract was amended. In conjunction with the contract changes entered into between NASSCO and the Company, a revised billing schedule was agreed to, which provided for the following payments: (a) $87,500 in August 2009 representing amounts then-currently due and an upfront payment that included amounts that would otherwise have been payable over the next few months for the remaining vessels; and (b) $80,900 upon delivery of the Empire State in July 2010 and $81,200 upon the delivery of the Evergreen State in December 2010.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

After the contract changes entered into between the Company and NASSCO, the Company continued to receive from NASSCO percentage of completion schedules of the vessels under construction. As the vessels constructed by NASSCO are built to the Company’s specifications, the Company determined that they had incurred the legal liability as the economic performance of the construction of the vessels under the contract had been completed. At December 31, 2010, the Company had accrued $1,835 payable to NASSCO for completion of the final vessel delivered in December 2010. At December 31, 2011, the Company had accrued $1,900 payable to NASSCO for the final settlement of all construction costs. The Company has capitalized these costs within Vessels and Equipment, Net and accrued the liability within Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets. Future commitments under this contract are further discussed in Note 14.

Note 7 – Vessels and Equipment, Net

Vessels and Equipment, Net consists of the following at December 31:

	2011	2010
Vessels and equipment	$718,654	$717,878
Less accumulated depreciation	(49,394)	(25,700)

Total vessels and equipment, net	$669,260	$692,178

Depreciation of vessels was $23,694, $17,302 and $8,398 for the years ended December 31, 2011, 2010, and 2009, respectively.

Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest expense of $5,988 and $10,597 was capitalized in 2010 and 2009, respectively.

Note 8 – Lease Receipts

The Company currently leases its vessels on a time charter basis. The Golden State, delivered and placed in service in January 2009, is operating under a seven year time charter with three extension options exercisable by the charterer of one year each. The Pelican State, delivered in June 2009 and placed in service in July 2009, is operating under a three year time charter. The Pelican State will begin a new three year charter with two extension options of one year each, commencing in July 2012. The Sunshine State, contracted to delivered in December 2009 and placed in service in January 2010, is operating under an evergreen type time charter arrangement which is currently in the third of four six month extension options, as exercisable by the charterer. However, charterer may terminate its charter agreement at any time, subject to a 90 day notice period. The Empire State and Evergreen State, delivered and placed in service in July and December 2010, respectively, are operating under one year time charters, with three one year extension options and one 11 month extension option exercisable by the charterer. Charters with MSC are subject to termination for default based upon performance or termination for the convenience of the U.S. Government. Future minimum annual receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, excluding renewal options, as of December 31, 2011 are summarized as follows:

2012	$29,959
2013	40,463
2014	41,324
2015	32,193
2016	810

$155,115

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Note 9 – Long-Term Debt

Long-term debt consists of the following at December 31:

	2011	2010
Notes, net of $4,856 and $6,974 unamortized original issuance discount at December 31, 2011 and 2010, respectively	$253,143	$278,026
Sponsor Facility	405,998	361,959

	$659,141	$639,985

First Priority Senior Secured Notes

On May 17, 2010, APT Parent and AP Tankers Co. issued $285,000, 10 1/4% First Priority Senior Secured Notes (the “Notes”) due 2015 at a price of 97.203%. Interest on the Notes is payable on May 1 and November 1 of each year, beginning November 1, 2010. On May 17, 2010, net proceeds of $271,329, (net of underwriters’ discounts and commissions) were received from the Notes. The original issuance discount, $7,971 at the time of issue, is being amortized over the five year term of the Notes using the effective interest method. The net proceeds were used to place $169,900 cash in escrow for the construction of vessels, prepay $97,574 related to the DVB Facility (including principal, interest, and prepayment penalty), and the remainder was used to pay related transaction fees and expenses, of which $10,407 of costs were capitalized as debt issuance costs within Deferred Financing Costs in the accompanying Consolidated Balance Sheets.

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

Prior to May 1, 2012, the Notes may be redeemed in part or in full at a redemption price equal to 100% of the principal amount, plus a make-whole premium calculated in accordance with the indenture governing the Notes and accrued and unpaid interest. In addition, prior to May 1, 2012, a portion of the Notes may be redeemed at: (a) 110.25% plus accrued and unpaid interest with the net proceeds of certain equity offerings, provided that at least 65% of the Notes remain outstanding, and/or (b) 103% plus accrued and unpaid interest provided that not more than 10% of the original aggregate principal amount of the Notes issued is redeemed during any twelve month period. On or after May 1, 2012, the Notes may be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid plus accrued and unpaid interest: 105.125% prior to May 1, 2013; 102.563% prior to May 1, 2014; and 100% on or after May 1, 2014.

Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that, pursuant to the indenture, the Company would redeem $27,000 of the principal amount of the Notes, unconditionally. The redemption was completed on April 28, 2011 with the principal payment of $27,000 plus debt prepayment fees of $810 and accrued interest of $1,361. As a result, the Company recognized a loss on redemption of the Notes of $2,220 in the second quarter of 2011, representing the debt prepayment fees of $810, write-off of deferred financing costs of $787, and write-off of discounts on notes issued of $623.

The indenture governing the Notes contains customary covenants and restrictions on the activities of APT Parent and AP Tankers Co. and APT Parent’s restricted subsidiaries, including, but not limited to, limitations on the incurrence of debt, certain restricted payments, dividends and other payments affecting restricted subsidiaries, asset sales, transactions with affiliates, liens, and sale and leaseback transactions. The indentures also contain provisions requiring us to offer to repurchase the Notes upon a change of control.

In connection with the prepayment of the DVB Facility on May 17, 2010, the Company recognized a loss on extinguishment of debt totaling $7,640. This amount consisted of a $2,814 prepayment penalty and the write-off of $4,826 of unamortized deferred financing costs.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Sponsor Facility

In 2006, the Company entered into a Revolving Notes Facility Agreement (the “Sponsor Facility”) pursuant to which the Class A Members or their affiliates made available $325,000 of revolving credit loans. In 2009, the Company amended its Sponsor Facility to allow the monthly interest payments due and payable, beginning July 2009, to be treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. On April 23, 2010, APT entered into Amendment No. 4 to the Sponsor Facility Agreement in connection with the corporate restructuring to permit the incurrence of indebtedness under the Notes and to include APT Parent as obligor under the Sponsor Facility. On May 5, 2010, APT entered into Amendment No. 5 to the Sponsor Facility Agreement to convert the revolving credit loans to a term loan, extend the maturity to May 2016, increase the paid-in-kind interest rate to a fixed rate of 12%, and to permit quarterly and annual financial reporting to be made on the same timetable as the financial reporting required pursuant to the indenture governing the Notes. As a result, the outstanding balance of the Sponsor Facility has been recorded as long-term debt. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $300 per year.

In 2011, the Company recorded $44,038 for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an interest-in-kind accrual of $30,074 at December 31, 2011. In 2010, the Company recorded $32,279 for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an interest-in-kind accrual of $26,812 at December 31, 2010. In 2009, the Company recorded $8,431 for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an interest-in-kind accrual of $608 at December 31, 2009. The Company estimates total paid-in-kind interest of $332,699 to be capitalized under the amended Sponsor Facility for the period May 5, 2010 through May 5, 2016. The Sponsor Facility is secured by substantially all of the assets of APT Parent and its subsidiaries on a second priority basis.

Under the terms of the Sponsor Facility, the ability to borrow additional amounts against this facility ceased in June 2011.

The restrictive covenants under the company’s debt include limitations on: (a) restricted payments and investments; (b) dividends and other payments affecting restricted subsidiaries; (c) debt and guarantees; (d) asset sales and asset acquisitions; (e) transactions with affiliates; (f) liens and negative pledges; (g) sale and leaseback transactions; (h) activities of AP Tankers Co., (i) creation of unrestricted subsidiaries; (j) capital expenditures; (k) consolidations, mergers, etc.; (l) business activities; and (m) modifications to collateral and other documents.

The maturities of long-term debt subsequent to December 31, 2011, excluding accreted interest on the Sponsor Facility are as follows:

2015	$258,000
2016	405,998

$663,998

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

A reconciliation of Interest Expense and Debt Extinguishment Expense for the years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Cash paid for interest - other (1)	$27,806	$15,352	$2,070
Cash paid for interest to member (1)	—	—	5,407
Paid-in-kind interest to members	44,038	32,279	8,431
Amortization of deferred financing costs	2,532	3,013	2,977
Amortization of discounts on notes issued	1,495	997	—
Administrative fee to members	300	300	300
Change in interest accrual	(461)	4,359	51

Gross interest expense	75,710	56,300	19,236
Less capitalized interest	—	(5,988)	(10,597)

Net Interest Expense	$75,710	$50,312	$8,639

Cash paid for debt prepayment fee	$810	$2,814	$—
Write-off of deferred financing costs	787	4,826	—
Write-off of discount on notes issued	623	—	—

Debt Extinguishment Expense	$2,220	$7,640	$—

(1)	Represents additional cash flow disclosures.

Note 10 – Capital Structure and Limited Liability Company Agreement

The Company was formed on August 7, 2006 for purposes of financing the construction of and operating five tankers pursuant to the NASSCO contract. The Class A Members and Class B Member committed to provide $105,000 and $70,000, respectively, of equity financing to the Company, which was fully funded at December 31, 2008.

The LLC Agreement governs the rights and obligations of the members. The LLC agreement specifies, among other matters, the following: a) the rights and obligations of the Class A Members and the Class B Members, including voting rights; b) maintenance of individual capital accounts; c) allocations of profits and losses; and d) distributions to the members. Profits of the Company are allocated first to the Class A Members until they receive a specified return, then to the Class B Member until it receives a specified return, and then on a shared basis dependent on the returns generated. Losses of the Company are allocated to the Class B interests until their respective capital accounts have been reduced to zero and any further losses are allocated to the Class A Members.

Note 11 – Related Party Transactions

USS Entities

During 2011, 2010 and 2009, the Company reimbursed the Partnership $70, $166, and $8,399, respectively, for expenses paid on behalf of the Company.

Until July 28, 2009, Product Manager managed the construction of, and until September 28, 2009 the operation of, the tankers for the Company, for which it received through May 2009, the following, subject to certain specified limitations:

•	an oversight fee of $1,000 per tanker, payable ratably over the course of construction of such tanker;

•	an annual management fee of $1,000 for each completed tanker that is operated by the Company; and

•	a delivery fee of up to $750 per tanker, depending on the delivery date and cost of construction.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

The management agreement between Product Manager and the Company had an initial term of 10 years, subject to early termination under certain circumstances. The obligations under the management agreement were being performed by employees of US Shipping General Partner LLC, the Partnership’s general partner. For the year ended December 31, 2009, the Partnership earned $786 in oversight fees from the Company. Subsequent to the delivery of the Golden State vessel in January 2009, the Partnership earned a delivery fee of $750 and management fees of $455 from the Company. The oversight, management and delivery fees are recorded by the Company within Management Fees expense in the accompanying Consolidated Statements of Operations.

In connection with the settlement of litigation between the USS Entities and the Blackstone/Cerberus Entities, as described in Note 2, the management agreement (except for certain provisions) was terminated and Product Manager ceased to manage the Company. As a result, a $14,000 settlement fee was paid to the Product Manager and recorded as Settlement Fees and Related Legal Expenses in the accompanying Consolidated Statements of Operations.

As discussed in Note 2, Product Manager earned $250 and $500 during 2010 and 2009, respectively, for cost savings realized on the construction of one vessel completed in each of the respective years. The cost savings were accrued within Due to USS Entities at December 31, 2010 and 2009 and capitalized as a cost to the respective vessels. The $500 cost savings was paid by the Company in the first quarter of 2010. The payment of the remaining $250 is expected after final settlement of the Construction Contract in 2012, as discussed in Note 6. The aggregate payable recorded within Due to USS Entities in the accompanying Consolidated Balance Sheets was $250 and $320 at December 31, 2011 and 2010, respectively.

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of interest expense, in the accompanying consolidated financial statements.

In 2011, the Company recorded $44,038 for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an interest-in-kind accrual of $30,074 at December 31, 2011. In 2010, the Company recorded $32,279 for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an interest-in-kind accrual of $26,812 at December 31, 2010. The Company paid interest of $6,283 in 2009 on the Sponsor Facility directly to certain of the Blackstone/Cerberus Entities. The 2009 payments represented interest payments through the Company’s June 2009 monthly payment. Subsequently, the Company recorded $8,431 for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an accrual of $608 at December 31, 2009. The Company estimates total paid-in-kind interest of $332,699 to be capitalized under the amended Sponsor Facility for the period May 5, 2010 through May 5, 2016.

Note 12 – Derivative Instruments

Effective April 1, 2007, the Company entered into a nine-year interest rate cap, with a notional amount of $100,000, for $1,924, including transaction fees. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was intended to reduce the potential negative impacts to the Company’s cash flows that could result from movements in interest rates.

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at December 31, 2011 and 2010 was $248 and $965, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Consolidated Balance Sheets. The change in the fair value of the derivative financial instrument was recorded to Derivative (Losses) Gains as losses of $718 and $1,561 and gains of $1,751 during the years ended December 31, 2011, 2010, and 2009, respectively.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

Note 13 – Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•	Cash and cash equivalents and restricted cash—the carrying amounts approximate fair value because of the relatively short time between the origination of the instrument and its expected realization.

•

Derivative financial instruments—the fair value of the interest rate cap is developed from market-based inputs under the income approach, as obtained from a brokerage agency, using cash flows discounted at relevant market interest rates.

•

Long-term debt—For registered debt the fair value is based on quoted prices in active markets. For all other debt the fair value is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. At December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $659,141 and $693,291, respectively. At December 31, 2010, the carrying value and estimated fair value of the Company’s debt was $639,985 and $655,971, respectively.

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

Note 14 – Commitments and Contingencies

As discussed in Note 6, the Company has a contract for the construction of five product tankers which were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively. The Company currently expects the cost to construct these five tankers to aggregate approximately $670,772. Payments of $668,872 have been made under these construction contracts as of December 31, 2011, including payments of $162,100, and $210,205 during the years ended December 31, 2010 and 2009, respectively. The Company estimates that it will make payments under this construction contract of approximately $1,900 in 2012 as part of the final settlement.

Since July 28, 2009, the Company has engaged a third party to provide administrative, construction oversight supervision, and management services for the construction and operation of its vessels, subject to a management and construction supervision agreement (the “Agreement”). The Agreement has an initial term of 5 years with a one year extension option and is subject to early termination at any time and without cause upon 90 days notice.

Note 15 – Retirement Benefits and Deferred Compensation

Our executive officers participate in a 401(k) savings plan. The Company makes a matching contribution equal to 50%, subject to annual limits established under the Internal Revenue Code, of the officer’s contributions to the 401(k) plan. The matching contributions to the 401(k) plan are fully vested to the officer’s account when made.

On October 11, 2011, APT Parent entered into a Deferred Compensation arrangement (the “Deferred Compensation Agreement”) with its Chief Executive Officer, whereby the Chief Executive Officer has the right to receive 0.5% of the amounts repaid to the lenders under the Sponsor Facility; provided that such amounts are in excess of a hurdle amount as defined in the Deferred Compensation Agreement. At this time it cannot be estimated how much the Chief Executive Officer might receive under the Deferred Compensation Agreement, if any, and no compensation expense has been recorded in the current period related to the Deferred Compensation Agreement.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

The right to receive awards pursuant to the Deferred Compensation Agreement is subject to vesting. Twenty percent (20%) of the award vested upon the execution of the Deferred Compensation Agreement. An additional twenty percent (20%) vested on December 31, 2011 and an additional twenty percent (20%) will vest on each anniversary thereafter. However, at any time, the award is subject to vesting in full (to the extent not previously forfeited) upon a change of control of Holding in which the Class A members of Holding realize an internal rate of return of at least fifteen percent (15%).

Note 16 – Financial Information by Segments and Geographic Area

The Company’s business is to charter its tankers primarily in the U.S. domestic Jones Act trades to customers in the petroleum industry to and from destination points in the coastwise United States. Each of the Company’s vessels represents an operating segment. These segments are aggregated into one reportable segment because they possess similar economic characteristics and all vessels are the same design and carry petroleum products in the U.S. coastwise trade.

Note 17 – Guarantor Subsidiaries

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

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through December 31, 2011, no dividends have been paid.

The following tables set forth, on a consolidating basis, the balance sheets, statements of operations and statements of cash flows for Parent, Subsidiary Issuers and Guarantor Subsidiaries for all financial statement periods presented in the Company’s consolidated financial statements. The Subsidiary Issuers allocate interest expense to the Guarantor Subsidiaries for capitalization towards the cost of the vessels under construction. Intercompany cash advances and loans made primarily for the purpose of short-term operating needs are included in cash flows from operating activities.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

	Consolidating Balance Sheet
	as of December 31, 2011
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$637	$30,765	$—	$31,402
Accounts receivable	—	—	9,820	—	9,820
Prepaid expenses and other current assets	—	35	3,038	—	3,073

Total Current Assets	—	672	43,623	—	44,295
Receivables due from affiliates, net	—	195,743	—	(195,743)	—
Deferred financing costs, net	—	7,031	2,555	—	9,586
Investment in affiliates	54,022	108,490	—	(162,512)	—
Other assets	—	196	3,071	—	3,267
Vessels and equipment, net	—	—	669,260	—	669,260

Total Assets	$54,022	$312,132	$718,509	$(358,255)	$726,408

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$559	$3,399	$—	$3,958
Accrued interest	—	4,408	—	—	4,408
Payable due USS Entities	—	—	250	—	250
Unearned revenue	—	—	4,629	—	4,629

Total Current Liabilities	—	4,967	8,278	—	13,245
Payables due to affiliates, net	—	—	195,743	(195,743)	—
Long-term debt	—	253,143	405,998	—	659,141

Total Liabilities	—	258,110	610,019	(195,743)	672,386
Members’ Equity	54,022	54,022	108,490	(162,512)	54,022

Total Liabilities and Members’ Equity	$54,022	$312,132	$718,509	$(358,255)	$726,408

	Consolidating Balance Sheet
	as of December 31, 2010
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$—	$18,241	$—	$18,241
Accounts receivable	—	—	11,095	—	11,095
Prepaid expenses and other current assets	—	—	453	—	453
Restricted cash	—	7,923	—	—	7,923

Total Current Assets	—	7,923	29,789	—	37,712
Receivables due from affiliates, net	—	247,683	—	(247,683)	—
Deferred financing costs, net	—	9,113	3,142	—	12,255
Investment in affiliates	89,651	108,991	—	(198,642)	—
Other assets	—	—	3,573	—	3,573
Vessels and equipment, net	—	—	692,178	—	692,178

Total Assets	$89,651	$373,710	$728,682	$(446,325)	$745,718

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$1,164	$5,221	$—	$6,385
Accrued interest	—	4,869	—	—	4,869
Payable due USS Entities	—	—	320	—	320
Unearned revenue	—	—	4,508	—	4,508

Total Current Liabilities	—	6,033	10,049	—	16,082
Payables due to affiliates, net	—	—	247,683	(247,683)	—
Long-term debt	—	278,026	361,959	—	639,985

Total Liabilities	—	284,059	619,691	(247,683)	656,067

Members’ Equity	89,651	89,651	108,991	(198,642)	89,651

Total Liabilities and Members’ Equity	$89,651	$373,710	$728,682	$(446,325)	$745,718

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

	Consolidating Statement of Operations
	For the Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated

Revenues	$—	$—	$106,282	$—	$106,282

Expenses:
Vessel operating expenses	—	—	34,306	—	34,306
General and administrative expenses	—	2,072	174	—	2,246
Depreciation and amortization	—	56	23,693	—	23,749
Management fees	—	—	2,969	—	2,969

Total Expenses	—	2,128	61,142	—	63,270

Operating (loss) income	—	(2,128)	45,140	—	43,012

Other income (expense):
Interest income	—	4	3	—	7
Interest expense	—	(30,784)	(44,926)	—	(75,710)
Debt extinguishment expense	—	(2,220)	—	—	(2,220)
Equity in (losses) income of subsidiaries	(35,629)	(501)	—	36,130	—
Derivative losses	—	—	(718)	—	(718)

Net (loss) income	$(35,629)	$(35,629)	$(501)	$36,130	$(35,629)

	Consolidating Statement of Operations
	For the Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated

Revenues	$—	$—	$63,600	$—	$63,600

Expenses:
Vessel operating expenses	—	—	24,771	—	24,771
General and administrative expenses	—	694	1,364	—	2,058
Depreciation	—	—	17,302	—	17,302
Management fees	—	—	2,489	—	2,489

Total Expenses	—	694	45,926	—	46,620

Operating (loss) income	—	(694)	17,674	—	16,980

Other income (expense):
Interest income	—	123	2	—	125
Interest expense	—	(18,769)	(31,543)	—	(50,312)
Debt extinguishment expense	—	—	(7,640)	—	(7,640)
Equity in losses of subsidiaries	(42,408)	(23,068)	—	65,476	—
Derivative losses	—	—	(1,561)	—	(1,561)

Net loss	$(42,408)	$(42,408)	$(21,068)	$65,476	$(42,408)

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

	Consolidating Statement of Operations
	For the Year Ended December 31, 2009
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated

Revenues	$—	$—	$28,867	$—	$28,867

Expenses:
Vessel operating expenses	—	—	11,917	—	11,917
General and administrative expenses	—	—	1,063	—	1,063
Depreciation	—	—	8,398	—	8,398
Management fees	—	—	2,740	—	2,740
Settlement fees and related legal expense	—	—	17,901	—	17,901

Total Expenses	—	—	42,019	—	42,019

Operating loss	—	—	(13,152)	—	(13,152)

Other income (expense):
Interest income	—	—	15	—	15
Interest expense	—	—	(8,639)	—	(8,639)
Derivative gains	—	—	1,751	—	1,751

Net loss	$—	$—	$(20,025)	$—	$(20,025)

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

	Consolidating Statement of Cash Flows For the Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(35,629)	$(35,629)	$(501)	$36,130	$(35,629)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Straight-line charter revenues	—	—	(216)	—	(216)
Depreciation and amortization	—	56	23,693	—	23,749
Amortization of deferred financing costs	—	1,944	588	—	2,532
Amortization of discount on notes issued	—	1,495	—	—	1,495
Equity in losses (income) of subsidiaries	35,629	501	—	(36,130)	—
Debt prepayment penalty fees	—	810	—	—	810
Write-off of deferred financing costs	—	787	—	—	787
Write-off of discount on notes issued	—	623	—	—	623
Derivative losses	—	—	718	—	718
Interest paid-in-kind	—	—	44,038	—	44,038
Changes in current assets and liabilities:
Accounts receivables	—	—	1,275	—	1,275
Prepaid expenses and other current assets	—	(35)	(2,585)	—	(2,620)
Accrued expenses and other liabilities	—	(608)	(1,821)	—	(2,199)
Payable due USS Entities	—	—	(70)	—	(70)
Unearned revenue	—	—	121	—	121
Change in receivables due from/payables due to affiliates, net	—	24,130	(24,130)	—	—

Net cash (used in) provided by operating activities	—	(5,926)	41,340	—	35,414

INVESTING ACTIVITIES:
Vessel and equipment additions	—	—	(1,006)	—	(1,006)
Software additions	—	(252)	—	—	(252)
Deposits of Restricted Cash	—	(4)	—	—	(4)
Withdrawals of restricted cash	—	7,927	—	—	7,927

Net cash provided by (used in) investing activities	—	7,671	(1,006)	—	6,665

FINANCING ACTIVITIES:
Receipts from (payments to) affiliates	—	27,810	(27,810)	—	—
Payment on long-term debt	—	(27,000)	—	—	(27,000)
Debt prepayment penalty fees	—	(810)	—	—	(810)
Payment of debt issuance costs	—	(1,108)	—	—	(1,108)

Net cash used in financing activities	—	(1,108)	(27,810)	—	(28,918)

Net increase in cash and cash equivalents	—	637	12,524	—	13,161
Cash and cash equivalents at beginning of year	—	—	18,241	—	18,241

Cash and cash equivalents at end of year	$—	$637	$34,765	$—	$31,402

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

	Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(42,408)	$(42,408)	$(23,068)	$65,476	$(42,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	—	—	(1,148)	—	(1,148)
Depreciation and amortization	—	—	17,302	—	17,302
Amortization of deferred financing costs	—	1,261	1,752	—	3,013
Amortization of discount on notes issued	—	997	—	—	997
Equity in losses of subsidiaries	42,408	23,068	—	(65,476)	—
Debt prepayment penalty fees	—	—	2,814	—	2,814
Write-off of deferred financing costs	—	—	4,826	—	4,826
Write-off of discount on notes issued	—	—	—	—	—
Derivative losses	—	—	1,561	—	1,561
Interest paid-in-kind	—	—	32,279	—	32,279
Changes in current assets and liabilities:
Accounts receivables	—	—	(6,578)	—	(6,578)
Prepaid expenses and other current assets	—	—	(47)	—	(47)
Accrued expenses and other liabilities	—	5,550	(774)	—	4,776
Payable due USS Entities	—	—	(166)	—	(166)
Unearned revenue	—	—	1,217	—	1,217
Change in receivables due from/payables due to affiliates, net	—	11,898	(11,898)	—	—

Net cash provided by operating activities	—	366	18,072	—	18,438

INVESTING ACTIVITIES:
(Payments to) receipts from affiliates for construction payment	—	(162,100)	162,100	—	—
Vessel additions	—	—	(170,387)	—	(170,387)
Deposits of restricted cash	—	(170,023)	(800)		(170,823)
Withdrawals of restricted cash	—	162,100	3,600	—	165,700

Net cash used in investing activities	—	(170,023)	(5,487)	—	(175,510)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029	—	—	277,029
(Payments to) receipts from affiliates	—	(97,481)	97,481	—	—
Payment on long-term debt	—	—	(96,904)	—	(96,904)
Debt prepayment penalty fees	—	—	(2,814)	—	(2,814)
Payment of debt issuance costs	—	(9,891)	—	—	(9,891)

Net cash provided by (used in) financing activities	—	169,657	(2,237)	—	167,420

Net increase in cash and cash equivalents	—	—	10,348	—	10,348
Cash and cash equivalents at beginning of year	—	—	7,893	—	7,893

Cash and cash equivalents at end of year	$—	$—	$18,241	$—	$18,241

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

	Consolidating Statement of Cash Flows
	For the Year Ended December 31, 2009
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$—	$—	$(20,025)	$—	$(20,025)
Adjustments to reconcile net loss to net cash used in operating activities:
Straight-line charter revenues	—	—	(1,460)	—	(1,460)
Depreciation and amortization	—	—	8,398	—	8,398
Amortization of deferred financing costs	—	—	2,977	—	2,977
Derivative gains	—	—	(1,751)	—	(1,751)
Interest paid-in-kind	—	—	8,431	—	8,431
Changes in current assets and liabilities:
Accounts receivables	—	—	(4,517)	—	(4,517)
Prepaid expenses and other current assets	—	—	(227)	—	(227)
Accrued expenses and other liabilities	—	—	3,650	—	3,650
Payable due USS Entities	—	—	(426)	—	(426)
Unearned revenue	—	—	3,291	—	3,291

Net cash used in operating activities	—	—	(1,659)	—	(1,659)

INVESTING ACTIVITIES:
Vessel and equipment	—	—	(223,309)	—	(223,309)
Deposits of restricted cash	—	—	(2,800)	—	(2,800)

Net cash used in investing activities	—	—	(226,109)	—	(226,109)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	—	100,000	—	100,000
Proceeds from revolver borrowings	—	—	144,528	—	144,528
Payment on long-term debt	—	—	(3,096)	—	(3,096)
Payment of debt issuance costs	—	—	(5,787)	—	(5,787)

Net cash provided by financing activities	—	—	235,645	—	235,645

Net increase in cash and cash equivalents	—	—	7,877	—	7,877
Cash and cash equivalents at beginning of year	—	—	16	—	16

Cash and cash equivalents at end of year	$—	$—	$7,893	$—	$7,893

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements - Continued

For the Years Ended 2011, 2010 and 2009

(dollars in thousands)

*****

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of APT’s disclosure controls and procedures

As of the end of the period covered by this annual report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended December 31, 2011, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Management’s report on internal control over financial reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management and Board of Directors

The following table provides information about our directors and executive officers as of March 30, 2012. Our executive officers are our only employees.

Our day to day technical operations are supervised and managed by our Manager pursuant to various agreements with our Manager, which are described elsewhere in this annual report. See “Item 1. Business—Our Manager.”

Name	Age	Position
Robert K. Kurz	55	Chief Executive Officer
Philip J. Doherty	52	Chief Financial Officer
David I. Foley	44	Director
Sean T. Klimczak	34	Director

Robert K. Kurz is our Chief Executive Officer. Prior to joining APT in January 2010, Mr. Kurz was the President and CEO of American Shipping Company in 2007 and 2008. Mr. Kurz also served in 2006 and 2007 as a partner for the Leland Group, a management consulting firm focused on helping business owners grow their companies. Mr. Kurz began his professional career at Keystone Shipping Co., a wholly-owned subsidiary of Chas. Kurz & Co., Inc. in 1981 rising to the office of President in 1999 through 2006. Mr. Kurz received a BA from Lafayette College and received a M.S. and U.S. Coast Guard Third Mate License from the State University of New York Maritime College.

Philip J. Doherty is our Chief Financial Officer. Prior to joining APT in September 2010, Mr. Doherty was the interim chief executive officer and chief financial officer of Coordinate Home Health Care, Inc., a healthcare company, from 2009 to August 2010. Prior to that Mr. Doherty served as the chief financial officer and senior vice president of Clean Earth, Inc., an environmental services company, from 2005 to 2007, specializing in the treatment and recycling of contaminated soil, dredge spoils and construction materials. Previously, Mr. Doherty served as chief executive officer of Maritrans Inc., a marine petroleum transportation services company, for approximately seven years. Mr. Doherty received a BS and MS in Chemistry from Tufts University and an MBA in Finance and Operations Management from the Wharton School of the University of Pennsylvania.

David I. Foley is a Senior Managing Director in the Private Equity Group and Chief Executive Officer of Blackstone Energy Partners. Mr. Foley is based in New York and is responsible for overseeing Blackstone’s private equity investment activities in the energy and natural resources sector on a global basis. Since joining Blackstone in 1995, Mr. Foley has been responsible for building the Blackstone energy and natural resources practice and has played an integral role in every private equity energy deal that the firm has invested in, including: Premcor, Kosmos Energy, Foundation Coal, Texas Genco, Sithe Global Power, OSUM Oil Sands Company, PBF Energy, Global Offshore Wind, GeoSouthern, Alta Resources, Moser Baer and Monnet. Before joining Blackstone, Mr. Foley worked with AEA Investors in the firm’s private equity business, and prior to that served as a consultant for the Monitor Company. Mr. Foley received a BA and an MA in Economics, with honors, Phi Beta Kappa, from Northwestern University and received an MBA with distinction from Harvard Business School. Mr. Foley currently serves as a Director of Alta Resources, GeoSouthern, Kosmos Energy, OSUM Oil Sands Company, PBF Energy, Meerwind, Transmission Developers, and Sithe Global Power. Mr. Foley brings to our board his extensive experience at Blackstone with numerous portfolio companies and has broad knowledge of the numerous financial, operational, acquisition-related and other issues faced by similarly situated companies. In addition, at Blackstone, he focuses on investments in the energy and transportation sectors, giving him further deep industry experience relevant to our company.

Sean T. Klimczak is a Managing Director in the Private Equity Group and is based in New York. Since joining Blackstone in 2005, Mr. Klimczak has been involved in the execution of several Blackstone investments, including various Sithe Global investments (including Goreway, Bujagali, GNP Mariveles and SKS), PQ Energy, Meerwind, Transmission Developers, American Petroleum Tankers and The Weather Channel. Before joining Blackstone, Mr. Klimczak was an Associate at Madison Dearborn Partners. Prior to that, Mr. Klimczak worked in the Mergers & Acquisitions department of Morgan Stanley & Company’s Investment Banking Division. Mr. Klimczak received a BBA in Finance and Business Economics from the University of Notre Dame, where he graduated summa cum laude and was elected to Beta Gamma Sigma, and an MBA with High Distinction from Harvard Business School, where he graduated with the highest academic standing in his class and was selected as a Baker Scholar, a John L. Loeb Fellow, a Henry Ford II Scholar, and a William J. Carey Scholar. Mr. Klimczak serves as a director of Sithe Global, PQ Energy, Meerwind, Transmission Developers, American Petroleum Tankers, The Weather Channel and The Blackstone Charitable Foundation. Mr. Klimczak brings to our board his significant investment experience with Blackstone and oversees Blackstone’s investment in the Company. In his role at Blackstone, he has overseen numerous portfolio companies and has significant knowledge regarding the numerous financial, operational, acquisition-related and other issues faced by similarly situated companies.

Code of Ethics

As of December 31, 2011, the Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, given the Company’s limited number of executive officers.

Audit Committee

We do not have an audit committee of our board of directors. We believe that each member of our board has the expertise and experience to adequately serve our members’ interests while serving as directors. Since we are not required to maintain an audit committee and our full board acts in the capacity of an audit committee, we have not elected to designate any member of our board as an “audit committee financial expert.”

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2011 to two employees: Robert K. Kurz, our Chief Executive Officer (principal executive officer), and Philip J. Doherty, our Chief Financial Officer (principal financial officer and principal accounting officer).

Our executive compensation program is overseen and administered by the board of directors. Our Chief Executive Officer presents cash and benefits compensation recommendations to the board of directors for its consideration and approval. The board of directors reviews these proposals and makes all final compensation decisions for executive officers by exercising its discretion in accepting, modifying or rejecting any such recommendations.

Philosophy of Executive Compensation Program

The following are the principal objectives in the design of our executive compensation program:

•	Retain, and motivate our executive officers with compensation that is competitive within the marketplace;

•	Maintain a reasonable balance among base salary, annual bonus, and other benefits; and

•	Ensure that compensation levels reflect the internal value and future potential of each executive and the achievement of outstanding individual results.

To meet these objectives, our executive compensation program seeks to balance fixed and bonus compensation. Going forward the board of directors seeks to align executive officer compensation with the achievement of financial performance objectives and the creation of equity value.

Elements of Our Executive Compensation Program

In fiscal year 2011, the principal elements of our compensation for our executive officers were:

•	Base salaries;

•	Annual bonus;

•	Benefits; and

•	Incentives;

Each of these elements is discussed in further detail below.

Base Salaries

Annual base salaries reflect the fixed component of the compensation for an executive’s ongoing contribution to the operating performance of his or her functional area of responsibility. The board of directors believes that base salaries must be competitive based upon the scope of responsibilities and market compensation of similar executives. Base salaries of the executive officers are reviewed annually. The board of directors may, in its discretion, also adjust base salaries at other times during the year in connection with increased responsibilities or to maintain competitiveness in the market.

Mr. Kurz and Mr. Doherty were hired in January 2010 and September 2010, respectively. In 2011, Mr. Kurz had a base salary of $375,000. Mr. Doherty had a base salary of $215,000. Both executives are eligible for increases in base salary in 2012.

Annual Bonus

Annual cash bonuses are awarded to our executive officers on a discretionary basis by the board of directors and are meant to compensate for achievement of outstanding individual results. These cash incentive awards are also aligned with the operational goals of our members and are used to motivate our executives’ performance. In setting the amount of these discretionary annual bonuses, the board of directors considers the recommendations of our chief executive officer and the respective individual’s performance.

For fiscal 2011, the annual bonus target for Mr. Kurz was 50% of his annual base salary and for Mr. Doherty the annual bonus target was 35% of his annual base salary. The board of directors, may, in its discretion, award annual cash bonuses in excess of such targets.

For fiscal 2011, at the discretion of the board of directors, Mr. Kurz was awarded a bonus of $275,000, payable in 2012. This bonus was awarded to Mr. Kurz for overseeing our continuing efforts to improve our operational efficiency and strategic position.

For fiscal 2011, at the discretion of the board of directors, Mr. Doherty was awarded a bonus of $75,250 payable in 2012, consisting of 35% of his base salary. The bonus was awarded to Mr. Doherty for overseeing our continuing efforts to improve our financial position.

Benefits

The board of directors believes that retaining our executive officers requires benefits that are comparable with the retirement and welfare benefits provided at similar companies.

Our executive officers participate in a 401(k) savings plan. The executive officers are permitted to defer a portion of their income under the 401(k) plan. We make a matching contribution equal to 50%, subject to annual limits established under the Internal Revenue Code, of the officer’s contributions to the 401(k) plan. Our matching contributions to the 401(k) plan are fully vested to the officer’s account when made. Participants may receive distribution from their 401(k) accounts any time after they cease service with us. The executive officers are also eligible for other benefits including medical and dental insurance, and paid vacation and holidays.

Incentives

On October 11, 2011, APT Parent entered into a Deferred Compensation arrangement (the “Deferred Compensation Agreement”) with Mr. Kurz, whereby Mr. Kurz has the right to receive 0.5% of the amounts repaid to the lenders under the Sponsor Facility; provided that such amounts are in excess of a hurdle amount as defined in the Deferred Compensation Agreement.

Mr. Kurz’s right to receive awards pursuant to the Deferred Compensation Agreement is subject to vesting. Twenty percent (20%) of the award vested upon the execution of the Deferred Compensation Agreement. An additional twenty percent (20%) vested on December 31, 2011 and an additional twenty percent (20%) will vest on each anniversary thereafter. However, at any time, the award is subject to vesting in full (to the extent not previously forfeited) upon a change of control of Holding in which the Class A members of Holding realize an internal rate of return of at least fifteen percent (15%).

In connection with the Deferred Compensation Agreement, Mr. Kurz also received incentive interest awards in a newly formed LLC that is now a Class A member of Holding. See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Security Ownership of Management” for additional information.

Summary Compensation Table

The following table summarizes the compensation earned by the named executive officers. We did not have any employees prior to 2010. We do not have any other executive officers except those listed below.

Name and Principal Position	Year	Salary (1)	Bonus	Membership Interest Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation (2)	Total
Robert K. Kurz,	2011	$375,000	$275,000	—	—	—	—	$11,000	$661,000
Chief Executive Officer	2010	341,346	250,000	—	—	—	—	10,968	602,314

Philip J. Doherty	2011	$215,000	$75,250	—	—	—	—	$11,000	$301,250
Chief Financial Officer	2010	71,589	25,000	—	—	—	—	5,317	101,905

(1)	Mr. Kurz started with the Company in early January 2010, and the table shows the pro rata portion of his $350,000 annual salary that he actually earned. Mr. Doherty was hired in September 2010, and the table shows the pro rata portion of his $215,000 annual salary that he actually earned.
(2)	The amounts shown represent contributions by the Company to both of our executive officers’ 401(k) plans in 2011 and 2010.

Summary of Employment Agreements

Mr. Kurz entered into an employment agreement with us on December 30, 2009. The initial term of Mr. Kurz’s agreement was for one year, and the agreement automatically extends for successive one-year terms unless either party provides notice of non-extension at least 60 days prior to the expiration of the then one-year term. Mr. Kurz receives a base salary of $350,000, subject to review and increase or decrease, from time to time, by the managing member, and an annual bonus of up to 50% of his base salary. Mr. Kurz is entitled to employee benefits (including health insurance) and reimbursement for all appropriate business expenses in connection with his duties and in accordance with our policies.

Upon a termination for “cause,” as defined in his employment agreement, or due to Mr. Kurz’s death or disability, as defined in his employment agreement, Mr. Kurz or his legal representatives (as appropriate) would be entitled to the following:

•	accrued but unpaid base salary to the date of termination;

•	the unpaid portion of his annual bonus, if any, relating to any fiscal year prior to the fiscal year of such termination; and

•	accrued expenses not yet reimbursed to the date of termination.

In addition to accrued amounts owed to Mr. Kurz at the date of termination, upon a termination without “cause,” as defined in his employment agreement, termination by reason of non-extension of the employment term by us or if Mr. Kurz terminated his employment for any reason, upon a valid release acceptable to us, Mr. Kurz would be entitled to receive continued payment of his base salary for a period of six months.

During the term of Mr. Kurz’s employment and for period of six months following termination of his employment for any reason, Mr. Kurz is subject to customary confidentiality, non-competition and non-solicitation restrictions.

Mr. Doherty entered into an employment agreement with us on August 9, 2010. The initial term of Mr. Doherty’s agreement was for one year, and the agreement automatically extends for successive one-year terms unless either party provides notice of non-extension at least 60 days prior to the expiration of the then one-year term. Mr. Doherty receives a base salary of $215,000, subject to annual review and increase or decrease from time to time, by APT Parent, and an annual bonus of up to 35% of his base salary. Mr. Doherty is entitled to employee benefits (including health insurance) and expense reimbursement for all appropriate business expenses in connection with his duties and in accordance with our policies.

Upon a termination for “cause,” as defined in his employment agreement, or due to Mr. Doherty’s death or disability, as defined in his employment agreement, Mr. Doherty or his legal representatives (as appropriate) would be entitled to the following:

•	accrued but unpaid base salary to the date of termination;

•	the unpaid portion of his annual bonus, if any, relating to any fiscal year prior to the fiscal year of such termination; and

•	accrued expenses not yet reimbursed to the date of termination.

In addition to accrued amounts owed to Mr. Doherty at the date of termination, upon a termination without “cause,” as defined in his employment agreement, termination by reason of non-extension of the employment term by us or if Mr. Doherty terminated his employment for any reason, upon a valid release acceptable to us, Mr. Doherty would be entitled to receive continued payment of his base salary for a period of six months.

During the term of Mr. Doherty’s employment and for period of six months following termination of his employment for any reason, Mr. Doherty is subject to customary confidentiality, non-competition and non-solicitation restrictions.

Compensation of our Directors

Our directors do not receive compensation for their services as directors. Our directors also do not receive reimbursement for out-of-pocket expenses in connection with attending meetings of the board of directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity or insider participation in compensation decisions.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership

APT Parent is a wholly-owned subsidiary of Holding.

The following table sets forth information with respect to the beneficial ownership of Holding as of March 30, 2012 by each person who is known by us to beneficially own 5% or more of Holding’s membership interests. None of our directors or executive officers are beneficial owners of any of the membership interests of Holding or its subsidiaries. Holding is a member-managed LLC and has two classes of membership interests: Class A membership interests and Class B membership interests. Both the Class A membership interests and Class B membership interests have the right to appoint our directors, who in turn, have the right to approve certain actions by our managing member. Blackstone Capital Partners V USS L.P. is the managing member of Holding.

Beneficial ownership is determined in accordance with the rules of the SEC. To our knowledge, each of the holders listed below has sole voting and investment power as to the Holding membership interests owned unless otherwise noted.

Name of Beneficial Owner	Ownership Percentage	Title of Class
Blackstone Funds(1)	76.17%	A
Stephen Feinberg(2)	23.83%	A
Blackstone Funds(1)	78.5%	B
Stephen Feinberg(2)	21.5%	B

(1)	Includes membership interests directly owned by each of Blackstone Capital Partners V USS L.P. (“BCP V”), Blackstone Family Investment Partnership V-A USS SMD L.P. (“BCP Family SMD”), Blackstone Participation Partnership V USS L.P. (“Participation”), Blackstone Family Investment Partnership V USS L.P. (“BCP Family”, and together with Participation, “BCP Family Funds”), Blackstone Mezzanine Partners II USS L.P. (“Mezzanine II”), Blackstone Mezzanine Holdings II USS L.P. (“Mezzanine Holdings”) and Blackstone Family Mezzanine Partnership II USS SMD L.P. (“Mezzanine Family SMD”, and collectively with BCP V, BCP Family SMD, BCP Family Funds, Mezzanine II and Mezzanine Holdings, the “Blackstone Funds”). Blackstone Management Associates V APT L.L.C. (“BMA V”) is the general partner of BCP V. BCP V USS Side-by-Side GP L.L.C. (“BCP SBS GP”) is the general partner of the BCP Family Funds. Blackstone Mezzanine Management Associates II APT L.L.C. (“BMMA II”) is the general partner of Mezzanine II. BMP II USS Side-by-Side GP L.L.C. (“BMP SBS GP”) is the general partner of Mezzanine Holdings. Blackstone Family GP L.L.C. is the sole member of BMA V and BMMA II and the general partner of BCP Family SMD and Mezzanine Family SMD. Blackstone Holdings II L.P. is the sole member of BCP SBS GP and BMP SBS GP. Blackstone Holdings II L.P. is indirectly controlled by The Blackstone Group L.P. and is owned, directly or indirectly, by Blackstone professionals and The Blackstone Group L.P. The Blackstone Group L.P. is controlled by its general partner, Blackstone Group Management L.L.C., which is controlled by its founding member, Stephen A. Schwarzman. Mr. Stephen A. Schwarzman is the founding member of Blackstone Family GP L.L.C. and Blackstone Group Management L.L.C. and as such may be deemed to beneficial own the membership interests held or controlled by the Blackstone Funds. Each of the Blackstone Funds and Mr. Schwarzman disclaims beneficial ownership of such membership interests. The address of the Blackstone Funds is c/o The Blackstone Group L.P., 345 Park Avenue, New York, New York, 10154.
(2)	One or more affiliates of Cerberus own 23.83% of the Class A membership interests in Holding and 21.5% of the Class B membership interests in Holding. Stephen Feinberg exercises sole voting and investment authority over all of the Holding membership interests owned by the affiliates of Cerberus. The address for Mr. Feinberg is c/o Cerberus Capital Management, L.P., 299 Park Avenue, New York, New York 10171.

Security Ownership of Management

Robert K. Kurz, our chief executive officer, holds two classes of non-voting incentive interests in APT HoldCo II LLC, incentive A and incentive B interests. APT HoldCo II LLC is a Class A member of Holding. The incentive A interests entitle Mr. Kurz to 1.5% of the distributions from Holding to APT HoldCo II LLC (after the Sponsor Facility is paid in full). The incentive B interests entitle Mr. Kurz to an additional 6% of the distributions from Holding to APT HoldCo II LLC (for a total of 7.5% of the distributions from Holding to APT HoldCo II LLC) after the other members of APT HoldCo II LLC have received $35 million in aggregate distributions.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Secured Notes Facility Agreement

On August 7, 2006, APT and certain of its subsidiaries entered into the Sponsor Facility. The lenders under the Sponsor Facility, who are our Sponsors and affiliates of our Sponsors, are our equity owners. The Sponsor Facility provides secured financing in a principal amount of up to $325 million, subject to certain borrowing limitations. As of December 31, 2011, the principal amount outstanding was approximately $406.0 million. This indebtedness bears interest at a fixed rate of 12.0% with an effective rate of 12.17% payable in kind. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt.” for additional information.

In 2011, 2010 and 2009, APT paid an annual administration fee of $0.3 million for the Sponsor Facility to Blackstone Corporate Debt Administration L.L.C., an affiliate of Blackstone. APT paid cash interest of approximately $6.3 million in 2009 on the Sponsor Facility directly to affiliates of Blackstone and affiliates of Cerberus. In 2010, the Company recorded $32.3 million for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an accrual of $26.8 million at December 31, 2010. For the year ended 2011, the Company recorded $44.0 million for interest-in-kind payments that were capitalized in the Sponsor Facility balance, including an accrual of $30.1 million at December 31, 2011.

We have not adopted any formal policies or procedures for review, approval or ratification of transactions with related persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte and Touche LLP for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2011 and 2010.

	2011	2010
Audit fees	$395	$482

Audit fees consist of fees billed or agreed to be billed for services related to the audit of the company’s consolidated annual financial statements, reviews of the interim consolidated financial statements, and services that are normally provided in connection with regulatory filings.

Part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following consolidated financial statements of Holding and its subsidiaries are included at Item 8 hereof.

Reports of Independent Registered Public Accounting Firm

Holding

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010, and 2009

(a)(2) Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for Holding and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(a)(3) Exhibits

Exhibit Number	Description

3.1 (a)	Certificate of Formation of American Petroleum Tankers Parent LLC

3.2 (a)	Limited Liability Company Agreement of American Petroleum Tankers Parent LLC

3.3 (a)	Certificate of Incorporation of AP Tankers Co.

3.4 (a)	Bylaws of AP Tankers Co.

3.5 (a)	Certificate of Formation of American Petroleum Tankers Holding LLC

3.6 (a)	Limited Liability Company Agreement of American Petroleum Tankers Holding LLC

3.7 (a)	Certificate of Amendment to Certificate of Formation of American Petroleum Tankers LLC (f/k/a USS Products Investor LLC)

3.8 (a)	Amended and Restated Limited Liability Company Agreement of American Petroleum Tankers LLC

3.9 (a)	Certificate of Formation of APT Intermediate Holdco LLC

3.10 (a)	Amended and Restated Limited Liability Company Agreement of APT Intermediate Holdco LLC

3.11 (a)	Certificate of Formation of JV Tanker Charterer LLC

3.12 (a)	Second Amended and Restated Limited Liability Company Agreement of JV Tanker Charterer LLC

3.13 (a)	Certificate of Formation of PI 2 Pelican State LLC

3.14 (a)	Amended and Restated Limited Liability Company Agreement of PI 2 Pelican State LLC

3.15 (a)	Certificate of Formation of APT Sunshine State LLC

3.16 (a)	Limited Liability Company Agreement of APT Sunshine State LLC

4.1 (a)	Indenture, dated May 17, 2010 by and among American Petroleum Tankers Parent LLC, AP Tankers Co., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.2 (a)	Form of 10.25% First Priority Senior Secured Notes due 2015 (included in Exhibit 4.1)

4.3 (a)	Form of Guarantee (included in Exhibit 4.1)

4.4 (a)	Registration Rights Agreement, dated May 17, 2010, by and among American Petroleum Tankers Parent LLC, AP Tankers Co., the Guarantors named therein, and the Initial Purchasers

4.5 (a)	Subordination and Intercreditor Agreement, dated May 17, 2010, by and among the Subordinated Creditors named therein, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., APT Parent, AP Tankers Co. and the Guarantors

4.6 (a)	Security Agreement, dated as of May 17, 2010, by and among APT Parent, AP Tankers Co., the Guarantors and The Bank of New York Mellon Trust Company, N.A.

10.1 (a) +	Employment Agreement, dated December 30, 2009 as amended between American Petroleum Tankers LLC, American Petroleum Tankers Parent LLC and Robert K. Kurz

10.2 (a)+	Employment Agreement, dated August 9, 2010 between American Petroleum Tankers Parent LLC and Philip J. Doherty

10.3 (a)	Revolving Notes Facility Agreement, dated as of August 7, 2006 as amended by and among American Petroleum Tankers LLC (f/k/a USS Products Investor LLC), the Obligors named therein, the Lenders named therein, Blackstone Corporate Debt Administration L.L.C., as the Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as the Security Agent and Lehman Brothers Inc., as Sole Lead Arranger and Sole Bookrunner

10.4 (a)	Amended and Restated Management and Construction Supervision Agreement, dated as of Mary 14, 2010, by and among Crowley Technical Management, Inc., American Petroleum Tankers LLC, American Petroleum Tankers Parent LLC and American Petroleum Tankers Holding LLC.

10.5 (a)	Form of Shipman Agreement (included in Exhibit 10.4)

10.6 (b)	Settlement Agreement and Release, dated July 10, 2009, by and among U.S. Shipping Partners L.P., USS Product Manager LLC, USS Product Carriers LLC, USS PC Holding Corp., Blackstone Corporate Debt Administration L.L.C., the Blackstone Funds, Cerberus Partners L.P., Styx Partners, L.P., A3 Funding LP and American Petroleum Tankers LLC (f/k/a USS Products Investor LLC)

10.7 (b)	Solicitation, Offer and Award, dated August 31, 2006, by and among MSC and American Petroleum Tankers LLC (as successor in interest to USS Product Carriers LLC), as amended

10.8 (d)	Time Charterparty, dated December 8, 2006, by and among BP West Coast Products LLC and JV Tanker Charterer LLC

10.9 (c)	Time Charter Party, dated November 20, 2009, by and among Chevron USA Inc. and APT Sunshine State LLC, as amended

10.10 (d)	Time Charter Party, dated October 2, 2007, by and among Marathon Petroleum Company LLC and PI 2 Pelican State LLC (as successor in interest to USS Products Investor LLC)

10.11 (e)+	Deferred Compensation Agreement between American Petroleum Tankers Parent LLC and Robert K. Kurz

10.12 (h)	Time Charter Party, dated December 2011, between PI 2 Pelican State LLC, American Petroleum Tankers Parent LLC and Shell

10.13 (f)	Amendment of Solicitation/Modification of Contract, dated as of December 19, 2011 between American Petroleum Tankers LLC and MSC

12.1 (g)	Computation of Ratio of Earnings to Fixed Charges

21.1 (a)	Subsidiaries of the Registrant

31.1 (g)	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (g)	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (g)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (g)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (g)	The following materials from American Petroleum Tankers Parent LLC’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009, tagged as blocks of text.

(a)	Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No. 333-171331) originally filed with the SEC on December 21, 2010.
(b)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement of Form S-4 (Reg. No. 333-171331), originally filed with the SEC on February 3, 2011.
(c)	Previously filed as an exhibit to Amendment No. 4 to the Registration Statement on Form S-4 (Reg. No. 333-171331), originally filed with the SEC on March 30, 2011. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

(d)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-4 (Reg. No. 333-171331), originally filed with the SEC on April 8, 2011. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
(e)	Previously filed as an exhibit to the current report on Form 8-K (Reg. No. 333-171331), originally filed with the SEC on October 14, 2011.
(f)	Previously filed as an exhibit to the current report on Form 8-K (Reg. No. 333-171331), originally filed with the SEC on December 23, 2011. Filed herewith. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
(g)	Filed herewith.
(h)	Filed herewith. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC

BY: AMERICAN PETROLEUM TANKERS HOLDING LLC

By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN PETROLEUM TANKERS PARENT LLC

BY: AMERICAN PETROLEUM TANKERS HOLDING LLC

/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer
(Principal Executive Officer)
Date: March 30, 2012

/s/ Philip J. Doherty
Philip J. Doherty Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 30, 2012

/s/ David I. Foley
David I. Foley
Director
Date: March 30, 2012

/s/ Sean T. Klimczak
Sean T. Klimczak
Director
Date: March 30, 2012

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material will be provided to our security holder.