Form 10-Q
period 2012-03-31
American Petroleum Tankers Parent LLC
filed 2012-05-11
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non- accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth on Form 10-K for the year ended December 31, 2011 as filed with the SEC, under “Risk Factors”. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements. We do not undertake any obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Balance Sheets

as of March 31, 2012 and December 31, 2011

(in thousands)

	2012	2011
Assets
Cash and cash equivalents	$49,343	$31,402
Accounts receivable	9,972	9,820
Prepaid expenses and other current assets	315	3,073

Total Current Assets	59,630	44,295
Deferred financing costs, net	9,146	9,586
Other assets	3,064	3,267
Vessels and equipment, net	663,335	669,260

Total Assets	$735,175	$726,408

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$5,517	$3,958
Accrued interest	11,019	4,408
Payable due USS Entities	250	250
Unearned revenue	4,493	4,629

Total Current Liabilities	21,279	13,245
Long-term debt (includes amounts to related parties of $417,401 and $405,998 at March 31, 2012 and December 31, 2011, respectively)	670,908	659,141

Total Liabilities	692,187	672,386
Commitments and Contingencies (Note 8)
Members’ Equity	42,988	54,022

Total Liabilities and Members’ Equity	$735,175	$726,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

	2012	2011
Revenues	$24,080	$27,005

Expenses:
Vessel operating expenses	8,665	7,915
General and administrative expenses	630	769
Depreciation and amortization	5,946	5,915
Management fees	684	787

Total Expenses	15,925	15,386

Operating income	8,155	11,619

Other income (expense):

Interest income	—	5
Interest expense (includes amounts to related parties, as discussed in Note 4)	(19,081)	(18,491)
Derivative losses	(108)	(55)

Net loss	$(11,034)	$(6,922)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statement of Changes in Members’ Equity

For the Three Months Ended March 31, 2012

(in thousands)

	Member Interests		Total Members’
	Class A	Class B	Equity
Beginning balance at January 1, 2012	$54,022	$—	$54,022
Net loss	(11,034)	—	(11,034)

Ending balance at March 31, 2012	$42,988	$—	$42,988

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(in thousands)

	2012	2011
OPERATING ACTIVITIES:
Net loss	$(11,034)	$(6,922)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	74	(142)
Depreciation and amortization	5,946	5,915
Amortization of deferred financing costs	628	656
Amortization of discount on notes issued	364	402
Derivative losses	108	55
Interest paid-in-kind	11,403	10,055
Changes in current assets and liabilities:
Accounts receivable	(152)	(3,146)
Prepaid expenses and other current assets	2,758	85
Accrued expenses and other liabilities	8,170	6,252
Payable due USS Entities	—	(70)
Unearned revenue	(136)	(105)

Net cash provided by operating activities	18,129	13,035

INVESTING ACTIVITIES:
Vessel and equipment additions	—	(959)
Deposits of restricted cash	—	(4)
Withdrawals of restricted cash	—	7,027

Net cash provided by investing activities	—	6,064

FINANCING ACTIVITIES:
Payment of debt issuance costs	(188)	(63)

Net increase in cash and cash equivalents	17,941	19,036
Cash and cash equivalents at beginning of period	31,402	18,241

Cash and cash equivalents at end of period	$49,343	$37,277

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vessel and construction-in-progress accruals	$—	$2,244

Interest paid-in-kind	$11,403	$10,055

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

Note 1 - Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and in accordance with the instructions to Form 10-Q. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements included on Form 10-K for the year ended December 31, 2011 as filed with the SEC.

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

Note 2 - New Accounting Pronouncements

There are no recently issued accounting standards that we believe will have a material impact on our financial position, results of operations or cash flows.

Note 3 – Vessels and Equipment, Net

Vessel and Equipment, Net consists of the following:

	March 31, 2012	December 31, 2011
Vessels and equipment	$718,654	$718,654
Less accumulated depreciation	(55,319)	(49,394)

	$663,335	$669,260

Note 4 - Long-Term Debt

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Notes, net of $4,493 and $4,857 unamortized original discount at March 31, 2012 and December 31, 2011, respectively	$253,507	$253,143
Sponsor Facility	417,401	405,998

	$670,908	$659,141

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

As discussed in Note 10, the Notes (as defined below) are secured by a first priority lien on substantially all of the assets of APT Parent and its subsidiaries. The Sponsor Facility, as defined below, is secured by a second lien on the same assets, subject to certain exceptions and permitted liens.

First Priority Senior Secured Notes

On May 17, 2010, APT Parent and AP Tankers Co. issued $285,000 10.25% First Priority Senior Secured Notes (the “Notes”) due 2015 at a price of 97.203%. Interest on the Notes is payable on May 1 and November 1 of each year, beginning November 1, 2010.

Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in the twelve month period prior to May 1, 2011 at 103%, and up to an additional 10% of the original issue amount in the twelve month period prior to May 1, 2012 at 103%. On April 28, 2011, the Company completed the redemption of $27,000 of the principal amount of the Notes. No other redemptions were completed prior to May 1, 2012.

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

During the three months ended March 31, 2012 and 2011, the Company recorded $11,403 and $10,055, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $41,477 and $30,074 was recorded as long-term debt at March 31, 2012 and December 31, 2011, respectively.

The maturities of long-term debt subsequent to March 31, 2012, excluding accreted interest on the Sponsor Facility subsequent to March 31, 2012, are as follows:

2015	$258,000
2016	417,401

$675,401

A reconciliation of Interest Expense for the three month periods ended March 31, 2012 and 2011 is as follows:

	2012	2011
Paid-in-kind interest to members	$11,403	$10,055
Amortization of deferred financing costs	628	656
Amortization of discounts on notes issued	364	402
Administrative fee to members	75	75
Change in interest accrual	6,611	7,303

Interest Expense	$19,081	$18,491

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

Note 5 - Related Party Transactions

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of Interest Expense, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2012 and 2011, the Company recorded $11,403 and $10,055, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $41,477 and $30,074 was recorded as long-term debt at March 31, 2012 and December 31, 2011, respectively.

Note 6 - Derivative Instruments

Effective April 1, 2007, the Company entered into a nine-year interest rate cap, with a notional amount of $100,000, for $1,924, including transaction fees. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was intended to reduce the potential negative impacts to the Company’s cash flows that could result from movements in interest rates.

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at March 31, 2012 and December 31, 2011 was $140 and $248, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Consolidated Balance Sheets. The change in the fair value of the derivative of $108 and $55 during the three months ended March 31, 2012 and 2011, respectively, was recorded to Derivative Losses.

Note 7 – Fair Value of Financial Instruments

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

•

Long-term debt – The fair value of debt is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. For registered debt the fair value is also based on quoted prices in inactive markets. At March 31, 2012, the carrying value and estimated fair value of the Company’s debt was $670,908 and $711,411, respectively. At December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $659,141 and $693,291, respectively.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

The following valuation hierarchy prioritizes the inputs for valuation used to measure fair value into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company utilizes the best available information in measuring fair value. The Company has determined that its interest rate cap and debt are valued using Level 2 inputs.

Note 8 - Commitments and Contingencies

The Company has a contract with NASSCO for the construction of five product tankers which were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively. The Company currently expects the cost to construct these five tankers under the NASSCO contract to aggregate approximately $670,772. Payments of $668,872 have been made under these construction contracts as of March 31, 2012. The Company estimates that it will make final payments under this construction contract of approximately $1,900 in 2012.

On July 10, 2009, USS Product Manager LLC (“Product Manager”), U.S. Shipping Partners L.P., USS Product Carriers LLC USS PC Holdings LLC (collectively “USS Entities”), the Class A Members of APT, the Sponsor Facility lenders to APT (together with the Class A Members, the “Blackstone/Cerberus Entities”) and APT entered into a settlement agreement to settle litigation between the USS Entities and the Blackstone/Cerberus Entities relating to control of APT. Pursuant to the terms of the settlement agreement, Product Manager earned $250 during 2010 for cost savings realized on the construction of one vessel. The cost savings were accrued within Due to USS Entities at December 31, 2010 and are payable upon the completion of the construction contract discussed above. The aggregate payable recorded within Due to USS Entities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $250 at March 31, 2012 and December 31, 2011.

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

Note 9 - Financial Information by Segments and Geographic Area

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

Note 10 - Guarantor Subsidiaries

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

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

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

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through March 31, 2012, no dividends have been paid.

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

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Balance Sheet as of March 31, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$45	$49,298	$—	$49,343
Accounts receivable	—	—	9,972	—	9,972
Prepaid expenses and other current assets	—	7	308	—	315

Total Current Assets	—	52	59,578	—	59,630
Receivables due from affiliates, net	—	195,334	—	(195,334)	—
Deferred financing costs, net	—	6,738	2,408	—	9,146
Investment in affiliates	42,988	105,556	—	(148,544)	—
Other assets	—	175	2,889	—	3,064
Vessels and equipment, net	—	—	663,335	—	663,335

Total Assets	$42,988	$307,855	$728,210	$(343,878)	$735,175

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$341	$5,176	$—	$5,517
Accrued interest	—	11,019	—	—	11,019
Payable due USS Entities	—	—	250	—	250
Unearned revenue	—	—	4,493	—	4,493

Total Current Liabilities	—	11,360	9,919	—	21,279
Payables due to affiliates, net	—	—	195,334	(195,334)	—
Long-term debt	—	253,507	417,401	—	670,908

Total Liabilities	—	264,867	622,654	(195,334)	692,187
Members’ Equity	42,988	42,988	105,556	(148,544)	42,988

Total Liabilities and Members’ Equity	$42,988	$307,855	$728,210	$(343,878)	$735,175

	Unaudited Condensed Consolidating Balance Sheet as of December 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$637	$30,765	$—	$31,402
Accounts receivable	—	—	9,820	—	9,820
Prepaid expenses and other current assets	—	35	3,038	—	3,073

Total Current Assets	—	672	43,623	—	44,295
Receivables due from affiliates, net	—	195,743	—	(195,743)	—
Deferred financing costs, net	—	7,031	2,555	—	9,586
Investment in affiliates	54,022	108,490	—	(162,512)	—
Other assets	—	196	3,071	—	3,267
Vessels and equipment, net	—	—	669,260	—	669,260

Total Assets	$54,022	$312,132	$718,509	$(358,255)	$726,408

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$559	$3,399	$—	$3,958
Accrued interest	—	4,408	—	—	4,408
Payable due USS Entities	—	—	250	—	250
Unearned revenue	—	—	4,629	—	4,629

Total Current Liabilities	—	4,967	8,278	—	13,245
Payables due to affiliates, net	—	—	195,743	(195,743)	—
Long-term debt	—	253,143	405,998	—	659,141

Total Liabilities	—	258,110	610,019	(195,743)	672,386
Members’ Equity	54,022	54,022	108,490	(162,512)	54,022

Total Liabilities and Members’ Equity	$54,022	$312,132	$718,509	$(358,255)	$726,408

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$24,080	$—	$24,080

Expenses:
Vessel operating expenses	—	—	8,665	—	8,665
General and administrative expenses	—	623	7	—	630
Depreciation and amortization	—	21	5,925	—	5,946
Management fees	—	—	684	—	684

Total Expenses	—	644	15,281	—	15,925

Operating (loss) income	—	(644)	8,799	—	8,155

Other income (expense):
Interest expense	—	(7,456)	(11,625)	—	(19,081)
Equity in losses of subsidiaries	(11,034)	(2,934)	—	13,968	—
Derivative losses	—	—	(108)	—	(108)

Net loss	$(11,034)	$(11,034)	$(2,934)	$13,968	$(11,034)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$27,005	$—	$27,005

Expenses:
Vessel operating expenses	—	—	7,915	—	7,915
General and administrative expenses	—	606	163	—	769
Depreciation	—	—	5,915	—	5,915
Management fees	—	—	787	—	787

Total Expenses	—	606	14,780	—	15,386

Operating (loss) income	—	(606)	12,225	—	11,619

Other income (expense):
Interest income	—	4	1	—	5
Interest expense	—	(8,214)	(10,277)	—	(18,491)
Equity in (losses) income of subsidiaries	(6,922)	1,894	—	5,028	—
Derivative losses	—	—	(55)	—	(55)

Net (loss) income	$(6,922)	$(6,922)	$1,894	$5,028	$(6,922)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(11,034)	$(11,034)	$(2,934)	$13,968	$(11,034)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Straight-line charter revenues	—	—	74	—	74
Depreciation and amortization	—	21	5,925	—	5,946
Amortization of deferred financing costs	—	481	147	—	628
Amortization of discount on notes issued	—	364	—	—	364
Equity in losses of subsidiaries	11,034	2,934	—	(13,968)	—
Derivative losses	—	—	108	—	108
Interest paid-in-kind	—	—	11,403	—	11,403
Changes in current assets and liabilities:
Accounts receivable	—	—	(152)	—	(152)
Prepaid expenses and other current assets	—	28	2,730	—	2,758
Accrued expenses and other liabilities	—	6,393	1,777	—	8,170
Payable due USS Entities	—	—	—	—	—
Unearned revenue	—	—	(136)	—	(136)
Change in receivables due from/payables due to affiliates, net	—	409	(409)	—	—

Net cash (used in) provided by operating activities	—	(404)	18,533	—	18,129

FINANCING ACTIVITIES:
Payment of debt issuance costs	—	(188)	—	—	(188)

Net increase (decrease) in cash and cash equivalents	—	(592)	18,533	—	17,941
Cash and cash equivalents at beginning of period	—	637	30,765	—	31,402

Cash and cash equivalents at end of period	$—	$45	$49,298	$—	$49,343

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(6,922)	$(6,922)	$1,894	$5,028	$(6,922)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Straight-line charter revenues	—	—	(142)	—	(142)
Depreciation and amortization	—	—	5,915	—	5,915
Amortization of deferred financing costs	—	509	147	—	656
Amortization of discount on notes issued	—	402	—	—	402
Equity in losses of subsidiaries	6,922	(1,894)	—	(5,028)	—
Derivative losses	—	—	55	—	55
Interest paid-in-kind	—	—	10,055	—	10,055
Changes in current assets and liabilities:
Accounts receivables	—	—	(3,146)	—	(3,146)
Prepaid expenses and other current assets	—	(11)	96	—	85
Accrued expenses and other liabilities	—	6,590	(338)	—	6,252
Payable due USS Entities	—	—	(70)	—	(70)
Unearned revenue	—	—	(105)	—	(105)
Change in receivables due from/payables due to affiliates, net	—	(5,634)	5,634	—	—

Net cash (used in) provided by operating activities	—	(6,960)	19,995	—	13,035

INVESTING ACTIVITIES:
Vessel additions	—	—	(959)	—	(959)
Deposits of restricted cash	—	(4)	—	—	(4)
Withdrawals of restricted cash	—	7,027	—	—	7,027

Net cash provided by (used in) investing activities	—	7,023	(959)	—	6,064

FINANCING ACTIVITIES:
Payment of debt issuance costs	—	(63)	—	—	(63)

Net increase in cash and cash equivalents	—	—	19,036	—	19,036
Cash and cash equivalents at beginning of period	—	—	18,241	—	18,241

Cash and cash equivalents at end of period	$—	$—	$32,277	$—	$37,277

*****

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our consolidated financial condition, results of operations and cash flows should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, and other data contained elsewhere in this Quarterly Report. The following discussion and analysis should also be read in conjunction with our audited consolidated financial statements, and notes thereto, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included on Form 10-K for the year ended December 31, 2011 as filed with the SEC. References in Item 2. herein to “APT Holding”, “we”, “our” and “us” refer to the Company and its subsidiaries unless otherwise stated or indicated by context. The following discussion and analysis includes forward-looking statements that involve certain risks and uncertainties. See “Forward-Looking Statements.”

We are a U.S. based, provider of Jones Act marine transportation services for refined petroleum products, crude oil and chemicals in the U.S. domestic “coastwise” trade. Our fleet consists of five modern, double-hulled product tankers. Our fleet of five vessels has a total capacity of approximately 245,000 dwt and an average age of less than three years.

Our current customers are BP West Coast Products LLC (“BP”), an affiliate of Chevron Corporation (“Chevron”), an affiliate of Marathon Oil Corporation (“Marathon”), and the Military Sealift Command department of the U.S. Navy (“MSC”). Three of our vessels are on time charters that range from up to three years under an evergreen type arrangement (which may be terminated at any time upon 90 days notice) to seven years. Our other two vessels are contracted to MSC for one year with four approximately one-year renewal options. We believe it is likely that MSC will exercise its renewal options, although there can be no assurance that it will do so.

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

•

Revenue. Revenue includes revenue from time charters. Revenue is impacted by changes in charter and utilization rates. For charters which have a duration in excess of one year and include escalation provisions we recognize revenue on a straight-line basis over the life of the contract.

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

Critical Accounting Policies

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. The preparation of the condensed consolidated financial statements, upon which this discussion and analysis is based, requires management to make estimates and judgments which impact those condensed consolidated financial statements. The most critical of these estimates and accounting policies relate to long-lived asset depreciation, revenue recognition, and valuation of derivative instruments. Different assumptions in the application of these policies could result in material changes in our consolidated financial condition, results of operations, or cash flows. For a more complete discussion of these and other accounting policies, see the Notes to the Consolidated Financial Statements for the year ended December 31, 2011.

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

Revenue Recognition

Revenues from long-term time charters of vessels with annual escalation clauses are recognized on a straight-line basis over the term of the contract. We also assess renewal options on time charters for bargain renewal options, and account for any bargain renewal options as a constructive extension of the lease term. Revenue is impacted by changes in charter rates and the number of on hire days.

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

Results of Operations

The following table presents our operating results for the three months ended March 31, 2012 and 2011.

	2012	2011
	(dollars in thousands)
Unaudited Condensed Consolidated Statements of Operations Data:

Revenues	$24,080	$27,005

Expenses:
Vessel operating expenses	8,665	7,915
General and administrative expenses	630	769
Depreciation and amortization	5,946	5,915
Management fees	684	787

Total Expenses	15,925	15,386

Operating income:	8,155	11,619

Other income (expense) :

Interest income	—	5
Interest expense	(19,081)	(18,491)
Derivative losses	(108)	(55)

Net loss	$(11,034)	$(6,922)

Three Months Ended March 31, 2012 versus Three Months Ended March 31, 2011

Revenues

In the first quarter of 2012, vessel revenues were $24.1 million compared to $27.0 million in 2011. This is due to reductions in the charter rates in the first option year for the MSC vessels Empire State and Evergreen State. In the first quarter of 2012, overall utilization was 100% based on 454 operating days and 455 ownership days while in the first quarter of 2011 utilization was 100% based on 450 operating days and 450 ownership days.

Vessel Operating Expenses

In the first quarter of 2012, vessel operating expenses were $8.7 million compared to $7.9 million in the first quarter of 2011. Vessel operating expenses increased in 2012 primarily due to higher crew costs and spares expense.

General and Administrative Expenses

General and administrative expenses in the first quarter of 2012 were $0.6 million compared to $0.8 million in the first quarter of 2011. General and administrative expenses decreased in 2012 due to lower legal fees and other costs.

Depreciation and amortization

Depreciation and amortization was $5.9 million in the first quarter of 2012 and 2011. Depreciation and amortization increased nominally in 2012 due to increased amortization of software costs in 2012.

Management Fees

Management fees decreased to $0.7 million in the first quarter of 2012 from $0.8 million in 2011. Annual increases in management fees were offset by a transition of non-vessel administration from Crowley to our staff in July 2011.

Interest Expense

Interest expense increased to $19.1 million during the first quarter of 2012 compared to $18.5 million in 2010. The increase was primarily the result of a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest. This was partially offset by a lower outstanding balance on the Notes due to the prepayment of $27.0 million in May 2011.

Derivative Losses

Derivative losses were $0.1 million during the first quarter of 2012 and 2011. Derivative losses increased marginally in the first quarter of 2012 due to a decrease in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $11.0 million in the first quarter of 2012, compared to a net loss of $6.9 million for 2011.

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

We believe that cash flows from operations will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of March 31, 2012.

Working Capital

Working capital at March 31, 2012 was $38.4 million compared with $31.1 million at December 31, 2011. This increase was primarily due to the increase in cash, and partially offset by the decrease in prepaid expenses and other current assets and the increase in accrued expenses and other liabilities.

Cash Flows

	For the Three Months Ended March 31,
	2012	2011
	(dollars in thousands)
Net cash flow provided by operating activities	$18,129	$13,035
Net cash flow provided by investing activities	—	6,064
Net cash flow used in financing activities	(188)	(63)

Operating cash flows—Net cash flow provided by operating activities was $18.1 million for the three month ended March 31, 2012 and $13.0 million for the three months ended March 31, 2011. The increase was primarily due to the changes in working capital partially offset by increased losses.

Investing cash flows—Net cash provided by investing activities was $6.1 million for the three months ended March 31, 2011 comprised of $7.1 million withdrawal in restricted cash, partially offset by $1.0 million in capital expenditures. There were no investing activities in the first quarter of 2012.

Financing cash flows—Net cash used in financing activities was $0.2 million for the three months ended March 31, 2012 and $0.1 million for the three months ended March 31, 2011.

Long Term Debt

Long-term debt consists of the following:

	March 31,	December 31,
	2012	2011
Notes, net of $4,493 and $4,857 unamortized original discount at March 31, 2012 and December 31, 2011, respectively	$253,507	$253,143
Sponsor Facility	417,401	405,998

	$670,908	$659,141

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. Under the terms of the Sponsor Facility, the ability to borrow additional amounts against this facility ceased in June 2011. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. Concurrent with the issuance of the Notes, we further amended the Sponsor Facility to effect an interest rate conversion from a variable rate of LIBOR + 4.5% to a fixed rate of 12% payable in kind, the extension of the maturity of the Sponsor Facility to 2016 and a subordination of our first lien security interest on the Sunshine State, Evergreen State, and Empire State to a second lien, resulting in a second lien security interest on all five of our vessels. The Sponsor Facility is subject to an intercreditor agreement with the holders of the Notes. During the three months ended March 31, 2012 and 2011, the Company recorded $11.4 million and $10.1 million, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $41.5 million and $30.1 million was recorded as long-term debt at March 31, 2012 and December 31, 2011, respectively.

Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in the twelve month period prior to May 1, 2011 at 103%, and up to an additional 10% of the original issue amount in the twelve month period prior to May 1, 2012 at 103%. On April 28, 2011, the Company completed the redemption of $27.0 million of the principal amount of the Notes. No other redemptions were completed prior to May 1, 2012.

The maturities of long-term debt as of March 31, 2012, excluding interest accreted on the Sponsor Facility subsequent to March 31, 2012, are as follows:

2015	$258,000
2016	417,401

$675,401

Capital Expenditures.

During the three months ended March 31, 2012, there were no capital expenditures. We estimate that our liability to NASSCO is $1.9 million as of December 31, 2011, payable in 2012 for completion of our last vessel delivered in December 2010.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of March 31, 2012.

	Payments Due by Period
	< 1 year	1 –3 years	3 – 5 years	Total
Long-term debt (1)	$26,445	$52,890	$939,069	$1,018,404
Contractual commitments (2)	1,900	—	—	1,900

	$28,345	$52,890	$939,069	$1,020,304

(1)	The long-term debt consists of principal values of $258,000 Notes and $417,401 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively. Amounts include contractual interest payments and paid-in-kind interest.
(2)	Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of our debt has fixed interest rates, and is comprised of outstanding borrowings at March 31, 2012 of $258 million under the Notes, maturing in 2015, and $417.4 million under the Sponsor Facility maturing in 2016. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

As of March 31, 2012, we had one outstanding interest rate cap, entered into on April 1, 2007, with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was intended to reduce the potential negative impacts to the Company’s cash flows that could result from movements in interest rates.

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

Item  4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended March 31, 2012, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II –Other Information

Item 1. Legal Proceedings

Currently there are no pending legal proceedings. From time to time, we are subject to routine legal proceedings incidental to the operations of our business.

Item 1A. Risk Factors

There have been no material changes to any of the risk factors disclosed on Form 10-K for the year ended December 31, 2011 (under the heading “Risk Factors”).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from American Petroleum Tankers Parent LLC’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements for the three Months ended March 31, 2012 and 2011, tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC
(Registrant)

Date:	5/11/12	By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer,
(Principal Executive Officer)

Date:	5/11/12	By:	/s/ Philip J. Doherty
Philip J. Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)