Form 10-Q
period 2012-09-30
American Petroleum Tankers Parent LLC
filed 2012-11-13
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

AMERICAN PETROLEUM TANKERS PARENT LLC. AND SUBSIDIARIES

Forward-Looking Statements

This Form 10-Q contains “forward-looking statements.” All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws. Forward-looking statements may include the words “may,” “plans,” “estimates,” “anticipates,” “believes,” “expects,” “intends” and similar expressions. Although we believe that these statements are based on reasonable assumptions, they are subject to numerous factors, risks and uncertainties that could cause actual outcomes and results to be materially different from those projected or assumed in our forward-looking statements. These factors, risks and uncertainties include, among others, the following:

•	our substantial level of indebtedness;

•	our ability to refinance our debt obligations;

•	general economic and business conditions in the United States;

•	our dependence on a limited number of customers;

•	our limited operating history;

•	capital expenditures required to maintain the operating capacity of our fleet;

•	competitive pressures and trends;

•	fluctuations in shipping volume; and

•	modifications to, or repeal or waiver of, the Jones Act or OPA 90.

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Balance Sheets

as of September 30, 2012 and December 31, 2011

(in thousands)

	2012	2011
Assets
Cash and cash equivalents	$59,348	$31,402
Accounts receivable	10,917	9,820
Prepaid expenses and other current assets	1,607	3,073

Total Current Assets	71,872	44,295
Deferred financing costs, net	8,503	9,586
Other assets	2,919	3,267
Vessels and equipment, net	651,483	669,260

Total Assets	$734,777	$726,408

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$4,361	$3,958
Accrued interest	11,019	4,408
Payable due USS Entities	250	250
Unearned revenue	4,576	4,629

Total Current Liabilities	20,206	13,245
Long-term debt (includes amounts to related parties of $442,595 and $405,998 at September 30, 2012 and December 31, 2011, respectively)	696,831	659,141

Total Liabilities	717,037	672,386
Commitments and Contingencies (Note 8)
Members’ Equity	17,740	54,022

Total Liabilities and Members’ Equity	$734,777	$726,408

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$24,353	$27,616	$71,524	$82,042

Expenses:
Vessel operating expenses	8,737	8,838	26,402	25,597
General and administrative expenses	462	504	1,661	1,403
Depreciation and amortization	5,947	5,947	17,840	17,803
Management fees	693	709	2,061	2,283

Total Expenses	15,839	15,998	47,964	47,446

Operating income	8,514	11,618	23,560	34,596

Other income (expense):

Interest income	1	1	1	7
Interest expense (includes amounts to related parties, as discussed in Note 4)	(20,613)	(19,206)	(59,631)	(56,503)
Debt extinguishment expense	—	—	—	(2,220)
Derivative losses	(24)	(282)	(212)	(720)

Net loss	$(12,122)	$(7,869)	$(36,282)	$(24,840)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statement of Changes in Members’ Equity

For the Nine Months Ended September 30, 2012

(in thousands)

	Member Interests		Total Members’
	Class A	Class B	Equity
Beginning balance at January 1, 2012	$54,022	$—	$54,022
Net loss	(36,282)	—	(36,282)

Ending balance at September 30, 2012	$17,740	$—	$17,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Unaudited Condensed Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(in thousands)

	2012	2011
OPERATING ACTIVITIES:
Net loss	$(36,282)	$(24,840)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	73	(205)
Depreciation and amortization	17,840	17,803
Amortization of deferred financing costs	1,883	1,904
Amortization of discount on notes issued	1,093	1,131
Debt prepayment penalty fee	—	810
Write-off of deferred financing costs	—	787
Write-off of discount on notes issued	—	623
Derivative losses	212	720
Interest paid-in-kind	36,597	32,510
Changes in current assets and liabilities:
Accounts receivable	(1,097)	1,059
Prepaid expenses and other current assets	1,466	(252)
Accrued expenses and other liabilities	6,762	6,778
Payable due USS Entities	—	(70)
Unearned revenue	(53)	75

Net cash provided by operating activities	28,494	38,833

INVESTING ACTIVITIES:
Vessel and equipment additions	—	(1,006)
Software additions	—	(252)
Deposits of restricted cash	—	(4)
Withdrawals of restricted cash	—	7,927

Net cash provided by investing activities	—	6,665

FINANCING ACTIVITIES:
Payment on long-term debt	—	(27,000)
Debt prepayment penalty fees	—	(810)
Payment of debt issuance costs	(548)	(945)

Net cash used in financing activities	(548)	(28,755)

Net increase in cash and cash equivalents	27,946	16,743
Cash and cash equivalents at beginning of period	31,402	18,241

Cash and cash equivalents at end of period	$59,348	$34,984

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Interest paid-in-kind	$36,597	$32,510

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

Note 3 – Vessels and Equipment, Net

Vessel and Equipment, Net consists of the following:

	September 30, 2012	December 31, 2011
Vessels and equipment	$718,654	$718,654
Less accumulated depreciation	(67,171)	(49,394)

	$651,483	$669,260

Note 4 - Long-Term Debt

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Notes, net of $3,764 and $4,857 unamortized original discount at September 30, 2012 and December 31, 2011, respectively	$254,236	$253,143
Sponsor Facility	442,595	405,998

	$696,831	$659,141

As discussed in Note 10, the Notes (as defined below) are collateralized by a first priority lien on substantially all of the assets of APT Parent and its subsidiaries. The Sponsor Facility, as defined below, is collateralized by a second lien on the same assets, subject to certain exceptions and permitted liens.

First Priority Senior Secured Notes

On May 17, 2010, APT Parent and AP Tankers Co. issued $285,000 10.25% First Priority Senior Secured Notes (the “Notes”) at a price of 97.203%., due 2015. Interest on the Notes is payable on May 1 and November 1 of each year, beginning November 1, 2010.

Under the terms of the indenture governing the Notes, the Company could have redeemed up to 10% of the original issue amount in the twelve month period prior to May 1, 2011 at 103%, and up to an additional 10% of the original issue amount in the twelve month period prior to May 1, 2012 at 103%. On April 28, 2011, the Company completed the redemption of $27,000 of the principal amount of the Notes. The company paid debt prepayment fees of $810 and accrued interest of $1,361 associated with the redemption. As a

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

result, the Company recognized a loss on redemption of the Notes of $2,220 in the second quarter of 2011, representing the debt prepayment fees of $810, write-off of deferred financing costs of $787, and write-off of discounts on notes issued of $623. No other redemptions were completed prior to May 1, 2012.

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

During the nine months ended September 30, 2012 and 2011, the Company recorded $36,597 and $32,510, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $20,808 and $30,074 was recorded as long-term debt at September 30, 2012 and December 31, 2011, respectively.

The maturities of long-term debt subsequent to September 30, 2012, excluding accreted interest on the Sponsor Facility subsequent to September 30, 2012, are as follows:

2015	$258,000
2016	442,595

$700,595

A reconciliation of Interest Expense for the three and nine month periods ended September 30, 2012 and 2011 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cash paid for interest – other (1)	$—	$—	$13,222	$14,583
Paid-in-kind interest to members	12,935	11,528	36,597	32,510
Amortization of deferred financing costs	628	627	1,883	1,904
Amortization of discounts on notes issued	364	365	1,093	1,131
Administrative fee to members	75	75	225	225
Change in interest accrual	6,611	6,611	6,611	6,150

Net Interest Expense	$20,613	$19,206	$59,631	$56,503

Cash for prepayment fee	$—	$—	$—	$810
Write-off of deferred financing costs	—	—	—	787
Write-off of discount on notes issued	—	—	—	623

Debt Extinguishment Expense	$—	$—	$—	$2,220

(1)	Represents additional cash flow disclosures.

Note 5 - Related Party Transactions

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of Interest Expense, in the accompanying Unaudited Condensed Consolidated Statements of Operations.

During the three and nine months ended September 30, 2012, the Company recorded $12,935 and $36,597, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. During the three and nine months ended September 30, 2011, the Company recorded $11,528 and $32,510, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $20,808 and $30,074 was recorded as long-term debt at September 30, 2012 and December 31, 2011, respectively.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at September 30, 2012 and December 31, 2011 was $36 and $248, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Unaudited Condensed Consolidated Balance Sheets. The change in the fair value of the derivative of $212 and $720 during the nine months ended September 30, 2012 and 2011, respectively, was recorded to Derivative Losses.

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

•

Long-term debt – The fair value of debt is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. For registered debt the fair value is also based on quoted prices in inactive markets. At September 30, 2012, the carrying value and estimated fair value of the Company’s debt was $696,831 and $744,596, respectively. At December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $659,141 and $693,291, respectively.

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

Note 8 - Commitments and Contingencies

The Company has a contract with NASSCO for the construction of five product tankers which were delivered in January 2009, June 2009, December 2009, July 2010 and December 2010, respectively. The Company currently expects the cost to construct these five tankers under the NASSCO contract to aggregate approximately $670,772. Payments of $668,872 have been made under these construction contracts as of September 30, 2012. The Company estimates that it will make final payments under this construction contract of approximately $1,900 in 2013.

On July 10, 2009, USS Product Manager LLC (“Product Manager”), U.S. Shipping Partners L.P., USS Product Carriers LLC USS PC Holdings LLC (collectively “USS Entities”), the Class A Members of APT, the Sponsor Facility lenders to APT (together with the Class A Members, the “Blackstone/Cerberus Entities”) and APT entered into a settlement agreement to settle litigation between the USS Entities and the Blackstone/Cerberus Entities relating to control of APT. Pursuant to the terms of the settlement agreement, Product Manager earned $250 during 2010 for cost savings realized on the construction of one vessel. The cost savings were accrued within Due to USS Entities at December 31, 2010 and are payable upon the completion of the construction contract discussed above. The aggregate payable recorded within Due to USS Entities in the accompanying Unaudited Condensed Consolidated Balance Sheets was $250 at September 30, 2012 and December 31, 2011.

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

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

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through September 30, 2012, no dividends have been paid.

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

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Balance Sheet as of September 30, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$193	$59,155	$—	$59,348
Accounts receivable	—	—	10,917	—	10,917
Prepaid expenses and other current assets	—	87	1,520	—	1,607

Total Current Assets	—	280	71,592	—	71,782
Receivables due from affiliates, net	—	180,346	—	(180,346)	—
Deferred financing costs, net	—	6,389	2,114	—	8,503
Investment in affiliates	17,740	96,285	—	(114,025)	—
Other assets	—	133	2,786	—	2,919
Vessels and equipment, net	—	—	651,483	—	651,483

Total Assets	$17,740	$283,433	$727,975	$(294,371)	$734,777

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$438	$3,923	$—	$4,361
Accrued interest	—	11,019	—	—	11,019
Payable due USS Entities	—	—	250	—	250
Unearned revenue	—	—	4,576	—	4,576

Total Current Liabilities	—	11,457	8,749	—	20,206
Payables due to affiliates, net	—	—	180,346	(180,346)	—
Long-term debt	—	254,236	442,595	—	696,831

Total Liabilities	—	265,693	631,690	(180,346)	717,037
Members’ Equity	17,740	17,740	96,285	(114,025)	17,740

Total Liabilities and Members’ Equity	$17,740	$283,433	$727,975	$(294,371)	$734,777

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

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

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$24,353	$—	$24,353

Expenses:
Vessel operating expenses	—	—	8,737	—	8,737
General and administrative expenses	—	462	—	—	462
Depreciation and amortization	—	21	5,926	—	5,947
Management fees	—	—	693	—	693

Total Expenses	—	483	15,356	—	15,839

Operating (loss) income	—	(483)	8,997	—	8,514

Other income (expense):
Interest income	—	—	1	—	1
Interest expense	—	(7,456)	(13,157)	—	(20,613)
Equity in losses of subsidiaries	(12,122)	(4,183)	—	16,305	—
Derivative losses	—	—	(24)	—	(24)

Net loss	$(12,122)	$(12,122)	$(4,183)	$16,305	$(12,122)

	Unaudited Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$27,616	$—	$27,616

Expenses:
Vessel operating expenses	—	—	8,838	—	8,838
General and administrative expenses	—	493	11	—	504
Depreciation	—	21	5,926	—	5,947
Management fees	—	—	709	—	709

Total Expenses	—	514	15,484	—	15,998

Operating (loss) income	—	(514)	12,132	—	11,618

Other income (expense):
Interest income	—	—	1	—	1
Interest expense	—	(7,456)	(11,750)	—	(19,206)
Debt extinguishment expense	—	—	—	—	—
Equity in (losses) income of subsidiaries	(7,869)	101	—	7,768	—
Derivative losses	—	—	(282)	—	(282)

Net loss	$(7,869)	$(7,869)	$101	$7,768	$(7,869)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$71,524	$—	$71,524

Expenses:
Vessel operating expenses	—	—	26,402	—	26,402
General and administrative expenses	—	1,661	—	—	1,661
Depreciation and amortization	—	63	17,777	—	17,840
Management fees	—	—	2,061	—	2,061

Total Expenses	—	1,724	46,240	—	47,964

Operating (loss) income	—	(1,724)	25,284	—	23,560

Other income (expense):
Interest income	—	—	1	—	1
Interest expense	—	(22,369)	(37,262)	—	(59,631)
Equity in losses of subsidiaries	(36,282)	(12,189)	—	48,471	—
Derivative losses	—	—	(212)	—	(212)

Net loss	$(36,282)	$(36,282)	$(12,189)	$48,471	$(36,282)

	Unaudited Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
Revenues	$—	$—	$82,042	$—	$82,042

Expenses:
Vessel operating expenses	—	—	25,957	—	25,957
General and administrative expenses	—	1,233	170	—	1,403
Depreciation	—	35	17,768	—	17,803
Management fees	—	—	2,283	—	2,283

Total Expenses	—	1,268	46,178	—	47,446

Operating (loss) income	—	(1,268)	35,864	—	34,596

Other income (expense):
Interest income	—	4	3	—	7
Interest expense	—	(23,327)	(33,176)	—	(56,503)
Debt extinguishment expense	—	(2,220)	—	—	(2,220)
Equity in (losses) income of subsidiaries	(24,840)	1,971	—	22,869	—
Derivative losses	—	—	(720)	—	(720)

Net (loss) income	$(24,840)	$(24,840)	$1,971	$22,869	$(24,840)

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2012
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(36,282)	$(36,282)	$(12,189)	$48,471	$(36,282)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	—	—	73	—	73
Depreciation and amortization	—	63	17,777	—	17,840
Amortization of deferred financing costs	—	1,442	441	—	1,883
Amortization of discount on notes issued	—	1,093	—	—	1,093
Equity in losses of subsidiaries	36,282	12,189	—	(48,471)	—
Derivative losses	—	—	212	—	212
Interest paid-in-kind	—	—	36,597	—	36,597
Changes in current assets and liabilities:
Accounts receivable	—	—	(1,097)	—	(1,097)
Prepaid expenses and other current assets	—	(52)	1,518	—	1,466
Accrued expenses and other liabilities	—	6,254	508	—	6,762
Payable due USS Entities	—	—	—	—	—
Unearned revenue	—	—	(53)	—	(53)
Change in receivables due from/payables due to affiliates, net	—	15,397	(15,397)	—	—

Net cash provided by operating activities	—	104	28,390	—	28,494

FINANCING ACTIVITIES:
Payment of debt issuance costs	—	(548)	—	—	(548)

Net increase (decrease) in cash and cash equivalents	—	(444)	28,390	—	27,946
Cash and cash equivalents at beginning of period	—	637	30,765	—	31,402

Cash and cash equivalents at end of period	$—	$193	$59,155	$—	$59,348

American Petroleum Tankers Holding LLC

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2012 and 2011

(dollars in thousands)

	Unaudited Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net (loss) income	$(24,840)	$(24,840)	$1,971	$22,869	$(24,840)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Straight-line charter revenues	—	—	(205)	—	(205)
Depreciation and amortization	—	35	17,768	—	17,803
Amortization of deferred financing costs	—	1,463	441	—	1,904
Amortization of discount on notes issued	—	1,131	—	—	1,131
Equity in losses (income) of subsidiaries	24,840	(1,971)	—	(22,869)	—
Debt prepayment penalty fees	—	810	—	—	810
Write-off of deferred financing costs	—	787	—	—	787
Write-off of discount on notes issued	—	623	—	—	623
Derivative losses	—	—	720	—	720
Interest paid-in-kind	—	—	32,510	—	32,510
Changes in current assets and liabilities:
Accounts receivable	—	—	1,059	—	1,059
Prepaid expenses and other current assets	—	(59)	(193)	—	(252)
Accrued expenses and other liabilities	—	5,661	1,117	—	6,778
Payable due USS Entities	—	—	(70)	—	(70)
Unearned revenue	—	—	75	—	75
Change in receivables due from/payables due to affiliates, net	—	9,737	(9,737)	—	—

Net cash (used in) provided by operating activities	—	(6,623)	45,456	—	38,833

INVESTING ACTIVITIES:
Vessel and equipment additions	—	—	(1,006)	—	(1,006)
Software additions	—	(252)	—	—	(252)
Deposits of restricted cash	—	(4)	—	—	(4)
Withdrawals of restricted cash	—	7,927	—	—	7,927

Net cash provided by (used in) investing activities	—	7,671	(1,006)	—	6,665

FINANCING ACTIVITIES:
Receipts from (payments to) affiliates	—	27,810	(27,810)	—	—
Payment on long-term debt	—	(27,000)	—	—	(27,000)
Debt prepayment penalty fees	—	(810)	—	—	(810)
Payment of debt issuance costs	—	(945)	—	—	(945)

Net cash used in financing activities	—	(945)	(27,810)	—	(28,775)

Net increase in cash and cash equivalents	—	103	16,640	—	16,743
Cash and cash equivalents at beginning of period	—	—	18,241	—	18,241

Cash and cash equivalents at end of period	$—	$103	$34,881	$—	$34,984

Note 11 – Subsequent Event

The Company previously filed an application with the U.S. Department of Transportation Maritime Administration (the “Maritime Administration” or “MarAd”) for Federal guarantees for the refinancing of the Company’s five tankers under the Title XI Federal Ship Financing Program. As previously disclosed, MarAd denied the application, subject to reconsideration. On November 9, 2012, MarAd informed the Company that, following reconsideration, the application was again denied on various grounds. The Company has incurred costs of $1,422 through September 30, 2012, and approximately $1,500 through November 9, 2012, related to potential refinancing of the Notes under the U.S. Title XI Federal Ship Financing Program. Estimated costs of $1,500 will be expensed in the fourth quarter of 2012.

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

Our current customers are BP West Coast Products LLC (“BP”), an affiliate of Chevron Corporation (“Chevron”), Shell Trading (U.S.) Company (“Shell”), and the Military Sealift Command department of the U.S. Navy (“MSC”). Three of our vessels are on time charters that range from up to three years under an evergreen type arrangement (which may be terminated at any time upon 90 days notice) to seven years. Our other two vessels are contracted to MSC for one year with four approximately one-year renewal options. We believe it is likely that MSC will exercise its renewal options, although there can be no assurance that it will do so. In 2012, MSC exercised its second one-year renewal option for both the Evergreen State and Empire State. A new charter on the Sunshine State has been agreed to with Chevron for a term of two years and will commence immediately following the expiration of the current charter with Chevron.

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

The Company previously filed an application with the U.S. Department of Transportation Maritime Administration (the “Maritime Administration” or “MarAd”) for Federal guarantees for the refinancing of the Company’s five tankers under the Title XI Federal Ship Financing Program. As previously disclosed, MarAd denied the application, subject to reconsideration. On November 9, 2012, MarAd informed the Company that, following reconsideration, the application was again denied on various grounds. The Company has incurred costs of $1,422 through September 30, 2012, and approximately $1,500 through November 9, 2012, related to potential refinancing of the Notes under the U.S. Title XI Federal Ship Financing Program. Estimated costs of $1,500 will be expensed in the fourth quarter of 2012.

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

Results of Operations

The following table presents our operating results for the three and nine months ended September 30, 2012 and 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$24,353	$27,616	$71,524	$82,042

Expenses:
Vessel operating expenses	8,737	8,838	26,402	25,957
General and administrative expenses	462	504	1,661	1,403
Depreciation and amortization	5,947	5,947	17,840	17,803
Management fees	693	709	2,061	2,283

Total Expenses	15,839	15,998	47,964	47,446

Operating income	8,514	11,618	23,560	34,596

Other income (expense):

Interest income	1	1	1	7
Interest expense	(20,613)	(19,206)	(59,631)	(56,503)
Debt extinguishment expense	—	—	—	(2,220)
Derivative losses	(24)	(282)	(212)	(720)

Net loss	$(12,122)	$(7,869)	$(36,282)	$(24,840)

Three Months Ended September 30, 2012 versus Three Months Ended September 30, 2011

Revenues

In the third quarter of 2012, vessel revenues were $24.4 million compared to $27.6 million in 2011. This was due to reductions in the charter rates in the first option year for the MSC vessels Empire State and Evergreen State. In the third quarters of 2012 and 2011, overall utilization was 100% based on 460 operating days and 460 ownership days.

Vessel Operating Expenses

In the third quarter of 2012, vessel operating expenses were $8.7 million compared to $8.8 million in the third quarter of 2011. Vessel operating expenses decreased in 2012 primarily due to lower stores, spares, and other costs.

General and Administrative Expenses

General and administrative expenses in the third quarter of 2012 were $0.5 million compared to $0.5 million in the third quarter of 2011.

Depreciation and amortization

Depreciation and amortization was $5.9 million in the third quarter of 2012 and 2011.

Management Fees

Management fees were $0.7 million in the third quarter of 2012 and 2011. Annual increases in management fees were offset by a transition of non-vessel administration from Crowley to our staff in July 2011.

Interest Expense

Interest expense increased to $20.6 million during the third quarter of 2012 compared to $19.2 million in 2011. The increase was primarily the result of a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest.

Derivative Losses

Derivative losses were $0.02 million during the third quarter of 2012 and compared to $0.3 million 2011. Derivative losses decreased in the third quarter of 2012 due to a smaller decline in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $12.1 million in 2012, compared to a net loss of $7.9 million for 2011.

Nine Months Ended September 30, 2012 versus Nine Months Ended September 30, 2011

Revenues

In 2012, vessel revenues were $71.5 million compared to $82.0 million in 2011. This is due to reductions in the charter rates in the first option year for the MSC vessels Empire State and Evergreen State, as well as fewer operating days. In 2012, overall utilization was 98% based on 1,349 operating days and 1,370 ownership days while 2011 utilization was 100% based on 1,365 operating days and 1,365 ownership days.

Vessel Operating Expenses

In 2012, vessel operating expenses were $26.4 million compared to $26.0 million in 2011. Vessel operating expenses increased in 2012 primarily due to higher crew, repairs and spares expense.

General and Administrative Expenses

General and administrative expenses in 2012 were $1.7 million compared to $1.4 million in 2011. General and administrative expenses increased in 2012 due to higher professional fees and other costs.

Depreciation and amortization

Depreciation and amortization was $17.8 million in 2012 and 2011. Depreciation and amortization increased nominally in 2012 due to increased amortization of software costs in 2012.

Management Fees

Management fees decreased to $2.1 million in 2012 from $2.3 million in 2011. Annual increases in management fees were offset by a transition of non-vessel administration from Crowley to our staff in July 2011.

Interest Expense

Interest expense increased to $59.6 million during 2012 compared to $56.5 million in 2011. The increase was primarily the result of a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest. This was partially offset by a lower outstanding balance on the Notes due to the prepayment of $27.0 million in May 2011.

Debt Extinguishment Expense

Debt extinguishment expense was $2.2 million in 2011 due to the prepayment of $27.0 million of the Notes in May 2011. No debt was prepaid in 2012.

Derivative Losses

Derivative losses were $0.2 million in 2012 compared to $0.7 million in 2011. Derivative losses decreased in 2012 due to a smaller decline in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $36.3 million in 2012, compared to a net loss of $24.8 million for 2011.

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

We believe that cash flows from operations will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of September 30, 2012.

Working Capital

Working capital at September 30, 2012 was $51.7 million compared with $31.1 million at December 31, 2011. This increase was primarily due to the increase in cash, and partially offset by the decrease in prepaid expenses and other current assets and the increase in accrued interest.

Cash Flows

	For the Nine Months Ended September 30,
	2012	2011
	(dollars in thousands)
Net cash flow provided by operating activities	$28,494	$38,833
Net cash flow provided by investing activities	—	6,665
Net cash flow used in financing activities	(548)	(28,755)

Operating cash flows—Net cash flow provided by operating activities was $28.5 million for the nine months ended September 30, 2012 and $38.8 million for the nine months ended September 30, 2011. The decrease was primarily due to lower charter revenues.

Investing cash flows—Net cash provided by investing activities was $6.7 million for the nine months ended September 30, 2011 comprised of $7.9 million withdrawal of restricted cash, partially offset by $1.3 million in capital expenditures. There were no investing activities in 2012.

Financing cash flows—Net cash used in financing activities was $0.5 million for the nine months ended September 30, 2012 and $28.8 million for the nine months ended September 30, 2011. The Company repaid $27.0 million of the Notes in April 2011.

Long-Term Debt

Long-term debt consists of the following:

	September 30,	December 31,
	2012	2011
Notes, net of $3,764 and $4,857 unamortized original discount at September 30, 2012 and December 31, 2011, respectively	$254,236	$253,143
Sponsor Facility	442,595	405,998

	$696,831	$659,141

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A Members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. Beginning July 2009, the monthly interest payments are treated as paid-in-kind in lieu of monthly cash payments. As a result, the Company is allowed to exceed its total commitment under the Sponsor Facility for the capitalized paid-in-kind payments. Under the terms of the Sponsor Facility, the ability to borrow additional amounts against this facility ceased in June 2011. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. Concurrent with the issuance of the Notes, we further amended the Sponsor Facility to effect an interest rate conversion from a variable rate of LIBOR + 4.5% to a fixed rate of 12% payable in kind, the extension of the maturity of the Sponsor Facility to 2016 and a subordination of our first lien security interest on the Sunshine State, Evergreen State, and Empire State to a second lien, resulting in a second lien security interest on all five of our vessels. The Sponsor Facility is subject to an intercreditor agreement with the holders of the Notes. During the three months ended September 30, 2012 and 2011, the Company recorded $12.9 million and $11.5 million, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. During the nine months ended September 30, 2012 and 2011, the Company recorded $36.6 million and $32.5 million, respectively, for interest-in-kind payments that were capitalized in the Sponsor Facility balance. An interest-in-kind accrual of $20.8 million and $30.1 million was recorded as long-term debt at September 30, 2012 and December 31, 2011, respectively.

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

The maturities of long-term debt as of September 30, 2012, excluding interest accreted on the Sponsor Facility subsequent to September 30, 2012, are as follows:

2015	$258,000
2016	442,595

$700,595

Capital Expenditures.

During the nine months ended September 30, 2012, there were no capital expenditures. We estimate that our liability to NASSCO is $1.9 million as of September 30, 2012, payable in 2012 for completion of our last vessel delivered in December 2010.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of September 30, 2012.

	Payments Due by Period
	< 1 year	1 – 3 years	3 – 5 years	Total
Long-term debt (1)	$26,445	$310,890	$667,847	$1,005,182
Contractual commitments (2)	1,900	—	—	1,900

	$28,345	$310,890	$667,847	$1,007,082

(1)	The long-term debt consists of principal values of $258,000 Notes and $442,595 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively. Amounts include contractual interest payments and paid-in-kind interest.
(2)	Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

All of our debt has fixed interest rates, and is comprised of outstanding borrowings at September 30, 2012 of $258 million under the Notes, maturing in 2015, and $442.6 million under the Sponsor Facility maturing in 2016. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

As of September 30, 2012, we had one outstanding interest rate cap, entered into on April 1, 2007, with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was intended to reduce the potential negative impacts to the Company’s cash flows that could result from movements in interest rates.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended September 30, 2012, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1*	Time Charter Party, dated June 29, 2012, between Chevron U.S.A. Inc. and APT Sunshine State LLC

31.1**	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2**	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	The following materials from American Petroleum Tankers Parent LLC’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Unaudited Condensed Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012 and 2011, (iii) the Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) the Notes to Unaudited Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2012 and 2011.

*	Filed herewith. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC
(Registrant)

Date:	11/13/12	By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer,
(Principal Executive Officer)

Date:	11/13/12	By:	/s/ Philip J. Doherty
Philip J. Doherty
Chief Financial Officer
(Principal Financial and Accounting Officer)