Form 10-K
period 2012-12-31
American Petroleum Tankers Parent LLC
filed 2013-03-28
CIK 1507571

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of American Petroleum Tankers Parent LLC membership interest held by non-affiliates was $0 as of December 31, 2012.

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

Our current customers are BP West Coast Products LLC (“BP”), Shell Trading (U.S.) Company (“Shell”), an affiliate of Chevron Corporation (“Chevron”), and the Military Sealift Command department of the U.S. Navy (“MSC”). Three of our vessels are on time charters that range from two years to seven years. Our other two vessels are contracted to MSC for one year with four approximately one-year renewal options. However, we believe it is likely that MSC will exercise its renewal options, although there can be no assurance that they will do so.

In 2012, MSC exercised its second one-year renewal option for both the Evergreen State and Empire State.

Our Manager

Operationally, we retain all strategic and commercial management of our vessels, while the technical management of the vessels is outsourced to certain affiliates of Crowley Maritime Corporation (“Crowley” or our “Manager”). Crowley’s technical management services include crewing, maintenance and repair, purchasing, insurance and claims administration, and security as well as certain accounting and reporting services. Founded in 1892, Crowley is one of the oldest maritime transportation companies in the U.S., employing approximately 5,300 employees across 92 office locations. We benefit from Crowley’s operational expertise, purchasing power and relationships with vendors, suppliers and major labor organizations which are key to providing skilled and experienced crews.

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

Summaries of the Management Agreements are included below.

Services

Under the Management Agreements, our Manager is responsible for providing us with certain management services, including the following:

•	technical services, which include:

•	vessel maintenance;

•	ensuring regulatory and classification society compliance;

•	crewing;

•	insurance and risk management;

•	safety, security, quality and environmental administration services;

•	purchasing; and

•	shipyard supervision, and

•	administrative services, which include:

•	bookkeeping and accounting services.

Our Manager is required to use its best efforts to provide these services upon our request in a commercially reasonable manner and may provide these services directly to us or subcontract for certain of these services with other entities. However, our Manager will remain responsible for any subcontracted services. We are required to indemnify our Manager for losses it incurs in connection with providing these services, excluding losses caused by the gross negligence or willful default of our Manager or its employees, agents or sub-contractors; however, our Manager is not responsible for losses that are the result of any actions of the crew of each of the vessels, except to the extent such losses result from our Manager’s failure to discharge its obligations under the BIMCO Agreements.

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

Our Fleet and Charterers

Our fleet consists of five 49,000 dwt product tankers, three of which are currently operating in the U.S. Jones Act coastwise trades and two of which operate worldwide, depending on the needs of MSC. While our vessels currently only carry crude oil and refined petroleum products they are capable of transporting various chemicals as well.

Golden State, delivered in January 2009, is on time charter with BP, trading on the U.S. Gulf Coast; Pelican State, delivered in June 2009, is on time charter with Shell, trading on the U.S. Gulf Coast; and Sunshine State, delivered in December 2009, is on time charter with Chevron, trading on the U.S. Gulf Coast. Our final two vessels, Empire State and Evergreen State, delivered in July 2010 and December 2010, respectively, are in service with MSC.

While the MSC charters are contracted on a fixed basis of one year and four approximately one-year renewal options, we expect these vessels to remain on charter for the approximate five-year period. Our expectation is based on both historical chartering precedent for the four T-5 vessels previously chartered to or operated for MSC and MSC’s methodology for evaluating competitive RFPs. MSC stated in its RFP, the bids were evaluated using “the net present value of charter hire rates offered for the entire charter period (base period plus options).” Further supporting this view, the day rates in the first-year of our charters with MSC are on average 25% higher than the day rates for our first-option years. We utilized this declining rate structure with a material premium in the first year to incentivize MSC to exercise each of their one-year renewal options. In addition, to better meet MSC’s unique requirements, our two vessels have been enhanced with the following features: the addition of four fueling-at-sea stations, an enlarged and isolated radio room, a decontamination station, a small arms locker, machine gun mounting pads for Evergreen State and additional crew accommodations. In December 2011, we entered into an amendment that requires MSC to pay APT cancellation costs if MSC fails to exercise the second, third or fourth option periods or terminates for convenience during any such option period. The amendment also provides that MSC will pay APT a decreased charter hire during the second, third and fourth option periods. APT believes this will give further incentive to MSC to exercise each of the remaining MSC Charter option periods. However, we cannot assure you that MSC will continue to exercise such renewal options.

Vessel Name	Deadweight Tonnage	Date Delivered (1)	Charterer	Initial Charter Term(2)	Renewal Options (3)	Revenue Generated During Fiscal Year Ended December 31, 2012 (in thousands)	Approximate Percentage Revenue During Fiscal Year Ended December 31, 2012
Golden State	49,000	Jan-09	BP	7 years	3 one-year options	$20,522	22%

Pelican State	49,000	Jun-09	Shell	3 years	2 one-year options	$9,852	10%

Sunshine State	49,000	Dec-09	Chevron	2 years	—	$13,795	14%

Empire State	49,000	Jul-10	MSC	1 year	3 one-year options; 1 eleven-month option	$20,697	22%

Evergreen State	49,000	Dec-10	MSC	1 year	3 one-year options; 1 eleven-month option	$20,088	21%

(1)	Date of delivery to APT after completion of construction of the vessel.
(2)	Measured from the date of delivery to charterer.
(3)	The Golden State, Pelican State, and Sunshine State are currently in their initial charter terms; and the Empire State and Evergreen State are currently in the second of their 3 one-year option periods.

Key trade routes

Two of our vessels operate worldwide, depending on the needs of MSC. Our remaining three vessels transport refined petroleum products or crude oil in the U.S. Jones Act coastwise trades over three major trade routes:

•	from refineries located on the Gulf Coast to Florida;

•	from refineries located on the Washington Coast to Northern California; and

•	from Gulf Coast crude oil terminals to refineries on the Gulf and Mid-Atlantic Coast

Our Safety and Maintenance

General

We are committed to having our vessels operated in a manner that protects the safety and health of all employees, the general public and the environment. Our primary goal is to have zero safety-and health-related accidents on our vessels and our property. With Crowley, we seek to prevent accidents that may cause damage to our personnel, equipment or the environment; such as lost time incidents, fire, collisions, petroleum spills and groundings of our vessels. In addition, we are committed to reducing overall emissions and waste generation from each of our vessels and to the safe management of associated cargo residues and cleaning wastes.

Our policy is to follow all laws and regulations as required, and, through our relationship with Crowley, we have actively engaged with government, trade organizations and the public in creating responsible laws, regulations and standards to safeguard the workplace, the community and the environment. Crowley is responsible for coordinating all facets of our health and safety program and identifying areas that may require special emphasis, including new initiatives that evolve within the industry. Crowley is also responsible for all training, whether conducted in-house or at a training facility. Supervisors are responsible for carrying out and monitoring compliance with all of the safety and health policies on their vessels.

Safety Management Systems

The United States is a member of the International Maritime Organization (“IMO”) and is a signatory to a number of the IMO’s treaties including Safety of Life at Sea, International Ship Management Code (“ISM”) and International Ship Security Protocol (“ISSP”). As such, each vessel owned by APT must pass inspections to comply with the IMO’s treaties. The United States Coast Guard enforces those treaties for US flagged vessels. APT vessels are certified as having passed the protocols for ISM and ISSP.

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

Crewing and Employees

Through Crowley, we have access to an experienced and qualified work force of shore-based and seagoing personnel. As of December 31, 2012, Crowley employed approximately 5,300 persons, comprised of shore staff and fleet personnel. The applicable collective bargaining agreements covering seagoing employees provide for wage increases, and require Crowley to make contributions to certain pension and other welfare programs. Seagoing employees on our vessels are paid on a daily or hourly basis and typically work 100 days on and 100 days off. Crowley’s shore-based personnel are generally salaried and are located in Jacksonville, Florida and Seattle, Washington. We believe that Crowley’s relations with its employees are strong as we are not aware of any labor disruptions in recent years.

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

Industry

In the U.S., crude oil and refined petroleum products are transported by pipelines, marine transportation, trucks and railroads. Pipelines are the most efficient mode of transportation for long-haul movement of crude oil and refined petroleum products, followed by tank vessels. Marine transportation provides a vital link between a number of major refined petroleum product producing and consuming regions of the United States. A number of areas along the U.S. coast have access to refined petroleum products only by marine transportation. For example, there are no pipelines connecting the major refining areas in the Pacific Northwest or the Texas / Louisiana region with consumption markets in California, or connecting the major refining areas in the Texas / Louisiana region with consumption markets in Florida. The Northeastern United States, a significant consuming region, is also served by capacity-constrained pipelines connecting to the refining areas in Texas and Louisiana.

The seaborne transportation of refined petroleum products is a mature industry that is tied to economic activity. In general, shipping is characterized as being a commodity service for which competition, particularly in the global markets, is very high and based primarily on charter rates; though charterers also take into account vessel age, specification and the reputation of the operator. Tanker charter rates are very sensitive to the changes in demand for and supply of tankers and, consequently, are volatile. The demand for product tankers is not only based on the supply and demand for crude oil and refined petroleum products, but also on the proximity of that demand to the supply of those products. In the U.S., the strongest areas of demand are the coastal regions, while the largest source of supply is on the Gulf coast.

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

Our Competition

The domestic tank vessel industry is highly competitive. The Jones Act restricts U.S. point-to-point maritime shipping to vessels built in the United States, documented under U.S. flag, 75% owned by U.S. citizens and manned by U.S. crews. Our competitors can be divided into the following categories:

•

Jones Act Product Tankers and Barges. In our market sectors, our primary direct competitors are the operators of U.S.-flag ocean-going tank barges and U.S.-flag product tankers, including the captive fleets of major oil companies. Because of the restrictions imposed by the Jones Act, we estimate there are less than 80 vessels of 19,000 to 55,000 dwt currently eligible to engage in U.S. coastwise petroleum transport. We believe that more Jones Act tonnage will be retired due to OPA 90, as well as for other reasons stated elsewhere herein, than will be added in the period after 2010 through 2015. With this expected decrease in supply of Jones Act tonnage, we believe the remaining Jones Act vessels will be in higher demand in the private sector. Additionally, our two vessels operating on time charter with MSC will in part replace the four T-5 tankers that have been in continuous service with MSC since their delivery as new-builds in the mid-1980’s, despite MSC’s requirement for periodic renewals of time charters and / or operating agreements, as applicable.

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

Major Oil Company Vetting Process

Shipping, especially the carriage of crude oil and refined petroleum products by tankers and barges operating in the Jones Act trade, has been, and is expected to remain, heavily regulated by the federal government, state governments, the U. S. Coast Guard, the International Maritime Organization (IMO) and classification societies such as the American Bureau of Shipping (ABS). Furthermore, concerns for the environment and their public image have led the major oil companies to develop and implement a strict due diligence process when selecting their commercial shipping partners to ensure that risk exposure is carefully managed. The vetting process has, therefore, evolved into a sophisticated and comprehensive assessment of both the vessel and the vessel operator.

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

TMSA, a recent addition to the risk assessment process used by major oil companies, is composed of a set of key performance indicators against which a tanker company must self assess their compliance and submit the results to the major oil companies for their evaluation. The tanker company is expected to develop a comprehensive plan for full compliance with both the key performance indicators and the best practices identified in TMSA. We are in compliance with TMSA. Major oil companies will then use the submitted results as a baseline when performing management audits to determine if the tanker company is, in fact, operating in accordance with internal guidelines and expectations.

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

Our vessels and Crowley’s shoreside operations are also inspected and audited regularly by our customers, in some cases as a precondition to chartering our vessels. We maintain all necessary approvals required for our vessels to operate in the U.S. coastwise trade. We believe that the high quality of our vessels, their crews and Crowley’s shoreside staff are advantages when competing against other vessel operators.

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

Our protection and indemnity insurance covers third-party liabilities and other related expenses from, among other things, injury or death of crew, passengers and other third parties, claims arising from collisions, damage to cargo, damage to third-party property, asbestos exposure and pollution arising from oil or other substances. Our current protection and indemnity insurance coverage for pollution is $1 billion per incident, the maximum amount of available coverage, and is provided by the Steamship Mutual P & I Club, which is a member of the International Group of P&I Clubs. The protection and indemnity mutual assurance associations that comprise the International Group of P&I Clubs insure approximately 90% of the world’s commercial tonnage and have entered into a pooling agreement to reinsure each association’s liabilities. Each protection and indemnity association has capped its exposure to this pooling agreement at approximately $5.45 billion per non-pollution incident. As a member of Steamship Mutual, we are subject to periodic assessments payable to the Club based on our claims record as well as the claims record of all other members of the Club. We also have insurance coverage of $155 million per vessel for Hull & Machinery and War Risks, with total coverage of $775 million for our entire fleet. In addition, under our MSC charters, our vessels are covered by additional war risk insurance paid by the U.S. Government in the event our vessels are sent into war zone waters.

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

There have been repeated efforts to repeal or significantly change the Jones Act. In addition, the U.S. government recently granted limited, short-term waivers of the Jones Act following Hurricanes Katrina, Rita and Sandy - and during an emergency drawdown of the United States Strategic Petroleum reserve - which allowed foreign vessels to operate in the Jones Act trade. Although we believe it is unlikely that the Jones Act will be substantially modified or repealed, there can be no assurance that Congress will not substantially modify or repeal this law.

U.S. Federal Government Contract Laws

We must comply with, and are affected by, laws and regulations relating to the award, administration, and performance of DoD contracts. Laws and regulations applicable to U.S. Government contracts, including those with DoD, affect how we do business with DoD and, in some instances, impose added costs on our business. A violation of specific laws and regulations could result in the imposition of fines and penalties, the termination of our DoD contracts, or debarment from bidding on future DoD contracts.

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

We manage our exposure to losses from potential discharges of pollutants through the use of well maintained, managed and equipped vessels, Crowley’s comprehensive safety, quality and environmental program, and Crowley’s insurance program. However, the risks of substantial costs, liabilities and penalties are inherent in marine operations, including potential criminal prosecution and civil penalties for discharge of pollutants. As a result, there can be no assurance that any new regulations or requirements, more stringent enforcement policies or any discharge of pollutants by our vessels will not have a material adverse effect on us.

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

Employees

As of December 31, 2012, we had two employees. Since January 2010, Robert K. Kurz has been our Chief Executive Officer. Mr. Kurz has over 30 years of experience in the marine transportation industry. In September 2010, Philip J. Doherty joined us as Chief Financial Officer. Mr. Doherty was previously the interim chief executive officer and chief financial officer of Coordinate Home Health Care, Inc., a healthcare company.

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

We have substantial indebtedness. As of December 31, 2012, we had total long-term indebtedness of approximately $710.1 million, including $254.6 million outstanding under our 10.25% First Priority Senior Secured Notes due 2015 (the “Notes”) and approximately $455.5 million under our second lien credit agreement with Blackstone Corporate Debt Administration L.L.C., as administrative agent, and The Bank of New York Mellon, as security agent (the “Sponsor Facility”).

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

Our ability to refinance our debt obligations may depend on factors beyond our control.

On March 15, 2013, the Company announced that it was contemplating $280 million of new senior secured credit facilities (“Credit Facilities”) consisting of a $10 million, 5-year revolving credit facility and a $270 million 6.5-year term loan with proceeds from the new Credit Facilities being used to redeem the Notes and pay fees and expenses associated with the transaction. Concurrent with entering into the Credit Facilities, all amounts outstanding under the Sponsor Facility would be converted to equity of the Company. While the Company currently intends to enter into these contemplated transactions, there can be no assurance that the Company will do so. If the Company enters into the refinancing transactions, the Notes will be redeemed.

Our ability to refinance our indebtedness will be affected by the impact of general economic, financial, competitive and other factors beyond our control, including the availability of financing in the banking and capital markets. A refinancing of any of our indebtedness could require us to comply with more onerous covenants that further restrict our business operations, could be restricted by another of our debt instruments outstanding, or refinancing opportunities may not be available at all.

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

Our chief executive officer, Mr. Robert K. Kurz, and our chief financial officer, Mr. Philip J. Doherty, are our only employees. Pursuant to the BIMCO/Shipman agreements, we outsource substantially all of our technical operations to Crowley. Crowley provides us with technical and administrative services, crewing, purchasing, insurance, safety, security, quality and environmental administration services, shipyard supervision, accounting and reporting functions and other support services. We are dependent on the continued availability of the service of two employees, Mr. Kurz and Mr. Doherty, who are key to our future success. The loss of the services of either Mr. Kurz or Mr. Doherty and our failure to replace their services could be significant and may adversely affect our business and results of operations.

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

We derive our revenues through charter agreements with four customers: BP, Shell, Chevron, and MSC. For the year ended December 31, 2012, these four customers represented approximately 22%, 10%, 15% and 43% of our revenues. In addition, we could lose a charterer or the benefits of a time charter because of disagreements with a customer or if a customer exercises specific limited rights to terminate a charter. The loss of any of our customers or time charter with them, or a decline in payments under our charters, could have an adverse effect on our revenues and results of operations. Shell replaced Marathon as one of our customers upon the expiration of the charter agreement with Marathon.

Our current charter agreements with our customers are scheduled to expire at the earliest of: with respect to BP, January 2016; with respect to Shell, July 2015; with respect to Chevron, December 2014, and with respect to MSC, October 2013. Generally, the commercial charter agreements do not provide for termination by our customers prior to the expiration date unless the vessel experiences a prolonged period of off-hire or we breach the terms of the charter agreement. Furthermore, charters with MSC are subject to termination for default based upon performance or termination for the convenience of the U.S. Government. There can be no assurance that, if we fail to renew our agreements or if our agreements are terminated prior to their expiration dates, we will be successful in negotiating and entering into substitute agreements with third parties and, even if we succeed in doing so, the terms and conditions of these new agreements, individually or in the aggregate, may be significantly less favorable to us than the terms and conditions of our existing agreements. Furthermore, if we do enter into substitute charter agreements with third parties, changes in our operations to comply with the requirements of these new agreements may cause disruptions to our business, which could be significant, and may result in additional costs and expenses.

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

If the restrictions contained in the Jones Act or OPA 90 were repealed, amended, modified or altered, the maritime transportation of cargo between U.S. ports could be opened to foreign flagged, foreign built or foreign owned vessels or vessels not satisfying OPA 90 standards. The Secretary of the Department of Homeland Security, or the “Secretary,” is vested with the authority and discretion to waive the coastwise laws if the Secretary deems that such action is necessary in the interest of national defense. On two occasions during 2005, the Secretary, at the direction of the President of the United States, issued limited waivers of the Jones Act for the transportation of crude oil and refined petroleum products in response to the extraordinary circumstances created by Hurricanes Katrina and Rita and their effect on Gulf Coast refineries, and petroleum product pipelines . A limited waiver was also granted in 2012 in response to the extraordinary circumstances caused by storm Sandy. Any waiver of the coastwise laws, whether in response to natural disasters or otherwise, could result in increased competition from foreign product tanker operators.

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

The nature, timing and degree of changes in U.S. flag shipping industry conditions are unpredictable and may result in significant fluctuations in the amount of charter hire we earn. Charter rates may fluctuate over time due to changes in the demand for U.S. flag product carriers. The factors that influence the demand for U.S. flag product carriers include:

•	the level of crude oil produced and refined in the United States;

•	the demand for refined petroleum products in the United States;

•	environmental concerns and regulations;

•	new pipeline construction and expansions;

•	weather;

•	competition from alternative sources of energy; and

•	competition from other types of vessels, including tank barges.

Vessel values for our fleet can fluctuate substantially over time due to a number of additional different factors, including:

•	the prevailing and expected levels of charter rates;

•	number of new building deliveries;

•	the age of our vessels;

•	types and sizes of vessels;

•	the capacity of U.S. pipelines;

•	the capacity of U.S. refineries;

•	changes in global commodity supply and demand;

•	the number of vessels in the Jones Act fleet;

•	the efficiency of the Jones Act fleet; and

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

The demand for our services is heavily influenced by the level of refinery capacity in the United States, particularly in the Gulf Coast region where three of our five vessels operate. Any decline in refining capacity on the Gulf Coast or the West Coast, even on a temporary basis, may significantly reduce the demand for waterborne movements of crude oil and refined petroleum products. For example, following Hurricanes Katrina and Rita in 2005, movements of refined petroleum products from the Gulf Coast were significantly reduced in 2005 and 2006, with repairs to hurricane-damaged Gulf Coast refineries being completed in late 2006. In 2009, we saw proposed refinery expansions being delayed or not completed. While we expect that these refinery expansions will increase demand for waterborne transportation of refined petroleum products, if refining capacity is not expanded or decreases from current levels, demand for our vessels could decrease.

A decrease in the cost of importing or transporting refined petroleum products could cause demand for U.S. flag product carrier capacity and charter rates to decline.

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

Crowley provides us with technical, administrative and strategic services for each of our vessels and we directly employ only our chief executive officer, Mr. Robert K. Kurz and our chief financial officer Mr. Philip J. Doherty. See “—We depend on Crowley and its affiliates to manage the technical operations of our business.” The unlicensed marine personnel and licensed officers that service our vessels are directly employed by Crowley. All unlicensed marine personnel are employed under a collective bargaining agreement with the Seafarers International Union (“SIU”). The SIU collective bargaining agreement expires (i) in July 2017, with respect to crewing for Golden State, Pelican State, and Sunshine State and (ii) in September 2015 with respect to crewing for Empire State and Evergreen State. All licensed officers, including our captains, are employed under a collective bargaining agreement with the American Maritime Officers Union (“AMO”). The AMO collective bargaining agreement expires (i) on April 30, 2014 with respect to crewing for Golden State, Pelican State, and Sunshine State and (ii) in September 2015 with respect to Empire State and Evergreen State. Any work stoppages or other labor disturbances could have a material adverse effect on our business, results of operations and financial condition and our ability to pay interest on, and principal of, our indebtedness.

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

Our corporate office is located in Plymouth Meeting, Pennsylvania. The office space is leased until April 2014.

ITEM 3.	LEGAL PROCEEDINGS

Currently there are no pending legal proceedings. From time to time, we are subject to routine legal proceedings incidental to the operations of our business.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

As of March 28, 2013, Holding was the sole holder of record of the membership interests of APT Parent. There is no established public trading market for the membership interests of APT Parent or Holding. We have never paid or declared a cash dividend on the membership interests of APT Parent. Our debt agreements restrict our ability and the ability of our subsidiaries to pay dividends.

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

	For the Years Ended December 31,
	2008	2009	2010	2011	2012
	(dollars in thousands)
Consolidated Statements of Operations Data:
Revenues(1)	$—	$28,867	$63,600	$106,282	$94,827

Vessel operating expenses	214	11,917	24,771	34,306	35,405
General and administrative expenses	201	1,063	2,058	2,246	2,797
Depreciation and amortization	—	8,398	17,302	23,749	23,786
Management fees	1,434	2,740	2,489	2,969	2,760
Settlement fees and related legal expenses(2)	—	17,901	—	—	—

Total expenses	1,849	42,019	46,620	63,270	64,748

Operating (loss) income	(1,849)	(13,152)	16,980	43,012	30,079
Interest income	2	15	125	7	2
Interest expense	(5)	(8,639)	(50,312)	(75,710)	(80,245)
Debt extinguishment expense	—	—	(7,640)	(2,220)	—
Write-off of Title XI deferred financing costs (3)	—	—	—	—	(1,536)
Derivative (losses) gains	(1,175)	1,751	(1,561)	(718)	(223)

Net loss	$(3,027)	$(20,025)	$(42,408)	$(35,629)	$(51,923)

(1)	For 2008 and earlier we did not have any vessels in operation. We received delivery of our first three vessels in 2009.
(2)	Settlement fees and related legal expenses were incurred due to delivery and charter of our vessels as well as our settlement with USS.
(3)	Fees incurred due to application for U.S. Title XI Federal Ship Financing Program loan guarantees, which was denied in November 2012.

	As of December 31,
	2008	2009	2010	2011	2012
	(dollars in thousands)
Consolidated Balance Sheets:
Assets
Cash and cash equivalents	$16	$7,893	$18,241	$31,402	$61,148

Total current assets	195	13,616	37,712	44,295	71,907
Other long-term assets	7,685	15,706	15,828	12,853	9,444
Vessels and equipment, net	328,354	624,080	692,178	669,260	645,558

Total assets	$336,234	$653,402	$745,718	$726,408	$726,909

Liabilities and Members’ Equity
Total current liabilities, including current portion of long-term debt	$7,429	$107,143	$16,082	$13,245	$14,680
Long-term debt, net of current portion	176,721	414,200	639,985	659,141	710,130

Total liabilities	184,150	521,343	656,067	672,386	724,810
Members’ equity	152,084	132,059	89,651	54,022	2,099

Total liabilities and members’ equity	$336,234	$653,402	$745,718	$726,408	$726,909

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

On March 15, 2013, the Company announced that it was contemplating $280 million of new senior secured credit facilities (“Credit Facilities”) consisting of a $10 million, 5-year revolving credit facility and a $270 million 6.5-year term loan with proceeds from the new Credit Facilities being used to redeem the Notes and pay fees and expenses associated with the transaction. Concurrent with entering into the Credit Facilities, all amounts outstanding under the Sponsor Facility would be converted to equity of the Company. While the Company currently intends to enter into these contemplated transactions, there can be no assurance that the Company will do so. If the Company enters into the refinancing transactions, the Notes will be redeemed. See “Item 1A. Risk Factors – Our ability to refinance our debt obligations may depend on factors beyond our control.”

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

Results of Operations

The following table presents our operating results for the years ended December 31.

	2010	2011	2012
	(dollars in thousands)

Revenues	$63,600	$106,282	$94,827
Expenses:
Vessel operating expenses	24,771	34,306	35,405
General and administrative expenses	2,058	2,246	2,797
Depreciation and amortization	17,302	23,749	23,786
Management fees	2,489	2,969	2,760

Total expenses	46,620	63,270	64,748

Operating income	16,980	43,012	30,079
Other (expenses) income:
Interest income	125	7	2
Interest expense	(50,312)	(75,710)	(80,245)
Debt extinguishment expense	(7,640)	(2,220)	—
Write-off of Title XI deferred financing costs	—	—	(1,536)
Derivative losses	(1,561)	(718)	(223)

Net Loss	$(42,408)	$(35,629)	$(51,923)

Year Ended December 31, 2012 versus Year Ended December 31, 2011

Revenues

In 2012, vessel revenues were $94.8 million compared to $106.3 million in 2011. This decrease is due to lower charter rates for the Empire State and Evergreen State. Overall utilization in 2012 was 99% based on 1,808 operating days and 1,830 ownership days while utilization in 2011 was 100% based on 1,825 operating days and 1,825 ownership days.

Vessel Operating Expenses

In 2012, vessel operating expenses were $35.4 million compared to $34.3 million in 2011. Vessel operating expenses increased in 2012 primarily due to higher crew and insurance costs.

General and Administrative Expenses

General and administrative expenses increased to $2.8 million in 2012 from $2.2 million in 2011, due to higher legal and professional fees, including $0.3 million for litigation with the U.S. Department of Transportation’s Maritime Administration in connection with the Title XI Program.

Depreciation and Amortization

Depreciation expense increased to $23.8 million in 2012 from $23.7 million in 2011. The change was due to a full year of software amortization in 2012.

Management Fees

Management fees decreased to $2.8 million in 2012 from $3.0 million in 2011, primarily as a result of the costs associated with the transition of accounting services from Crowley in 2011.

Interest Expense

Interest expense increased to $80.2 million in 2012, from $75.7 million in 2011. The increase was primarily the result of a higher weighted-average outstanding balance of our Sponsor Facility due to the capitalization of paid-in-kind interest.

Debt Extinguishment Expense

Debt extinguishment expense was $2.2 million in 2011 due to the prepayment of $27.0 million of the Notes in April 2011. No debt was prepaid in 2012.

Write-off of Title XI Deferred Financing Costs

Write-off of Title XI deferred financing costs was $1.5 million in 2012. This loss was due to the write-off of costs related to our application for U.S. Title XI Federal Ship Financing Program loan guarantees, which was denied in November 2012.

Derivative Losses

Derivative losses decreased to $0.2 million for 2012, compared with losses of $0.7 million for 2011 due to decreases in the fair value of our interest rate cap.

Net Loss

As a result of the foregoing factors, net loss was $51.9 million for 2012, compared to a net loss of $35.6 million for 2011.

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

We believe that cash flows from operations will be sufficient to meet our existing liquidity needs for the next 12 months. We were in compliance with all of the covenants contained in our debt agreements as of December 31, 2012.

Working Capital

Working capital at December 31, 2012 was $57.2 million compared with $31.1 million at December 31, 2011. This increase was primarily due to the increase in cash and cash equivalents.

Cash Flows

	For the Year Ended December 31,
	2010	2011	2012
	(dollars in thousands)
Net cash flow provided by operating activities	$18,438	$35,414	$30,661
Net cash flow (used in) provided by investing activities	(175,510)	6,665	—
Net cash flow provided by (used in) financing activities	167,420	(28,918)	(915)

Operating cash flows—Net cash flow provided by operating activities was $30.7 million for 2012 and $35.4 million for 2011. The decrease in operating cash flows was primarily due to the decrease in the charter rates for the Empire State and Evergreen State.

Net cash flow provided by operating activities was $35.4 million for 2011 and $18.4 million for 2010. The increase in operating cash flows was primarily from the operation of five vessels during 2011, as the Empire State and Evergreen State were delivered and placed into service in July and December 2010, respectively, and was partially offset by higher interest payments.

Investing cash flows—Net cash provided by investing activities was $6.7 million in 2011 compared to net cash used in investing activities of $175.5 million in 2010. The increase in investing cash flows was primarily from the release of $7.9 million of restricted cash for general corporate purposes, versus the deposit of $170.8 million and withdrawals of $165.7 million of restricted cash in 2010. The restricted cash was provided by the May 2010 Notes offering and was used to fund the construction of the Empire State and Evergreen State. Vessel and equipment additions were $1.3 million in 2011 compared with $170.4 million 2010. There were no investing activities in 2012.

Financing cash flows—Net cash used in financing activities was $0.9 million for 2012 and $28.9 million for 2011. We repaid $27.0 million of the Notes in April 2011 and paid $0.8 million in debt prepayment penalty fees and paid $1.1 million in debt issuance costs.

Net cash used in financing activities was $28.9 million for 2011 compared to net cash provided by financing activities of $167.4 million for 2010. We repaid $27.0 million of the Notes in April 2011 and paid $0.8 million in debt prepayment penalty fees and paid $1.1 million in debt issuance costs. In 2010, we received net proceeds of $277.0 million from the Notes offering, prepaid the DVB facility for $96.9 million, paid $2.8 million for prepayment penalties, and paid $9.9 million in debt issuance costs with the proceeds from the issuance of the Notes.

Long-Term Debt

Long-term debt consists of the following:

12/31/2012
(dollars in thousands)
Notes, net of $3,400 unamortized original issuance discount	$254,600
Sponsor Facility	455,530

$710,130

On May 17, 2010, APT Parent and AP Tankers Co. issued $285 million of Notes at a price of 97.203%. Interest on the Notes, which accrues at 10.25%, is payable on May 1 and November 1 of each year, beginning November 1, 2010. Under the terms of the indenture governing the Notes, the Company may redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that pursuant to the indenture the Company would redeem $27.0 million of the principal amount of the Notes unconditionally. The redemption was completed on April 28, 2011, at a cost of $29.2 million, including premium and accrued interest. No debt was repaid in 2012.

In 2006, we entered into the Sponsor Facility, pursuant to which the Class A members of APT or their affiliates agreed to make available $325.0 million of revolving credit loans. The Sponsor Facility was converted to a term loan prior to the issuance of the Notes. In addition, the security agent is due a fee of 0.005% of borrowings outstanding and the administrative agent is due a fee of $0.3 million per year. The Sponsor Facility allows the monthly interest payments to be treated as paid-in-kind in lieu of monthly cash payments. The Sponsor Facility bears interest at a fixed rate of 12.0% with an effective rate of 12.17%, payable in kind. The Sponsor Facility matures in 2016 and the debt has been subordinated to the Notes. In 2012, the Company recorded $49.5 million for paid-in-kind interest, including a paid-in-kind accrual of $33.7 million at December 31, 2012.

On March 15, 2013, the Company announced that it was contemplating entering into New Credit Facilities consisting of a $10 million, 5-year revolving credit facility and a $270 million 6.5-year term loan with proceeds from the new Credit Facilities being used to redeem the Notes and pay fees and expenses associated with the transaction. Concurrent with entering into the Credit Facilities, all amounts outstanding under the Sponsor Facility would be converted to equity of the Company. While the Company currently intends to enter into these contemplated transactions, there can be no assurance that the Company will do so. If the Company enters into the refinancing transactions, the Notes will be redeemed. See “Item 1A. Risk Factors – Our ability to refinance our debt obligations may depend on factors beyond our control.”

Capital Expenditures. There were no capital expenditures in 2012.

Off-balance sheet arrangements

We do not have any off-balance sheet arrangements.

Contractual Commitments

The following table reflects our contractual commitments associated with our debt and other obligations as of the year ended December 31, 2012.

	Payment Due by Period
	<1 Year	1-3 Years	3-5 Years	Total
	(dollars in thousands)
Long-term debt(1)	$26,445	$297,668	$667,847	$991,960
Construction commitments(2)	1,900	—	—	1,900

Total	$28,345	$297,668	$667,847	$993,860

(1)	The long-term debt consists of principal values of $258,000 Notes and $455,530 Sponsor Facility, which bear interest at 10.25% per annum and 12% calculated over a 360-day year, respectively. Amounts include contractual interest payments and paid-in-kind interest.
(2)	Contractual commitments are related to remaining spending under the NASSCO vessel construction contract. Contractual commitments do not include amounts to our Manager as we may cancel the contract at any time and without cause upon 90 days notice. The Company reached a final settlement with NASSCO on March 18, 2013. Please see Note 16 to Consolidated Financial Statements for the Years Ended December 31, 2012, 2011, and 2010.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All of our debt has fixed interest rates. Except in limited circumstances, we do not have an obligation to prepay our fixed-rate debt prior to maturity and, as a result, interest rate risk and changes in fair value should not have a significant impact on fixed rate borrowings unless we would be required to refinance such debt.

As of December 31, 2012, we had one outstanding interest rate cap, entered into on April 1, 2007, with a notional amount of $100.0 million. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was designed to manage exposure to interest rate risks. The fair market value of the interest rate cap at December 31, 2012 was insignificant.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Members of

American Petroleum Tankers Holding LLC

New York, New York

We have audited the accompanying consolidated balance sheets of American Petroleum Tankers Holding LLC and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Petroleum Tankers Holding LLC and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Jacksonville, Florida

March 28, 2013

American Petroleum Tankers Holding LLC

Consolidated Balance Sheets

as of December 31, 2012 and 2011

(in thousands)

	2012	2011
Assets
Cash and cash equivalents	$61,148	$31,402
Accounts receivable	8,497	9,820
Prepaid expenses and other current assets	2,262	3,073

Total Current Assets	71,907	44,295
Deferred financing costs, net	6,454	9,586
Other assets	2,990	3,267
Vessels and equipment, net	645,558	669,260

Total Assets	$726,909	$726,408

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$5,250	$4,208
Accrued interest	4,408	4,408
Unearned revenue	5,022	4,629

Total Current Liabilities	14,680	13,245

Long-term debt (includes amounts to related parties of $455,530 and $405,998 at December 31, 2012 and 2011, respectively)	710,130	659,141

Total Liabilities	724,810	672,386

Commitments and Contingencies (Note 12)

Members’ Equity	2,099	54,022

Total Liabilities and Members’ Equity	$726,909	$726,408

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Consolidated Statements of Operations

For the Years Ended December 31, 2012, 2011 and 2010

(in thousands)

	2012	2011	2010
Revenues	$94,827	$106,282	$63,600

Expenses:
Vessel operating expenses	35,405	34,306	24,771
General and administrative expenses	2,797	2,246	2,058
Depreciation and amortization	23,786	23,749	17,302
Management fees	2,760	2,969	2,489

Total expenses	64,748	63,270	46,620

Operating income	30,079	43,012	16,980
Other income (expense):
Interest income	2	7	125
Interest expense (includes amounts to related parties, as discussed in Note 7)	(80,245)	(75,710)	(50,312)
Debt extinguishment expense	—	(2,220)	(7,640)
Write-off of Title XI deferred financing costs	(1,536)	—	—
Derivative losses	(223)	(718)	(1,561)

Net loss	$(51,923)	$(35,629)	$(42,408)

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Consolidated Statements of Changes in Members’ Equity

For the Years Ended December 31, 2012, 2011, and 2010

(in thousands)

	Members’ Interests		Total Members’
	Class A	Class B	Equity
Beginning balance at January 1, 2010	$93,854	$38,205	$132,059

Net loss	(4,203)	(38,205)	(42,408)

Ending balance at December 31, 2010	89,651	—	89,651
Net loss	(35,629)	—	(35,629)

Ending balance at December 31, 2011	54,022	—	54,022

Net loss	(51,923)	—	(51,923)

Ending balance at December 31, 2012	$2,099	$—	$2,099

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2012, 2011, and 2010

(in thousands)

	2012	2011	2010
OPERATING ACTIVITIES:
Net loss	$(51,923)	$(35,629)	$(42,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	(30)	(216)	(1,148)
Depreciation and amortization	23,786	23,749	17,302
Amortization of deferred financing costs	2,511	2,532	3,013
Amortization of discount on notes issued	1,457	1,495	997
Debt prepayment penalty fees	—	810	2,814
Write-off of deferred financing costs	1,536	787	4,826
Write-off of discount on notes issued	—	623	—
Derivative losses	223	718	1,561
Interest paid-in-kind	49,532	44,038	32,279
Changes in current assets and liabilities:
Accounts receivables	1,323	1,275	(6,578)
Prepaid expenses and other current assets	811	(2,620)	(47)
Accrued expenses and other liabilities	1,042	(2,269)	4,610
Unearned revenue	393	121	1,217

Net cash provided by operating activities	30,661	35,414	18,438

INVESTING ACTIVITIES:
Vessel and equipment additions	—	(1,006)	(170,387)
Software additions	—	(252)	—
Deposits of restricted cash	—	(4)	(170,823)
Withdrawals of restricted cash	—	7,927	165,700

Net cash provided by (used in) investing activities	—	6,665	(175,510)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	—	277,029
Payment on long-term debt	—	(27,000)	(96,904)
Debt prepayment penalty fees	—	(810)	(2,814)
Payment of debt issuance costs	(915)	(1,108)	(9,891)

Net cash (used in) provided by financing activities	(915)	(28,918)	167,420

Net increase in cash and cash equivalents	29,746	13,161	10,348
Cash and cash equivalents at beginning of year	31,402	18,241	7,893

Cash and cash equivalents at end of year	$61,148	$31,402	$18,241

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Vessel and construction-in-progress accruals	$—	$—	$2,380

Interest paid-in-kind	$49,532	$44,038	$32,279

The accompanying notes are an integral part of these consolidated financial statements.

American Petroleum Tankers Holding LLC

Notes to Consolidated Financial Statements

For the Years Ended 2012, 2011 and 2010

(dollars in thousands)

Note 1 – Formation and Nature of Operations

American Petroleum Tankers LLC (formerly USS Products Investor LLC) (“APT”) was formed on August 7, 2006 as a Limited Liability Company under the laws of the State of Delaware for purposes of financing the construction of and operating five 49,000 deadweight tons (“dwt”) double-hulled tankers pursuant to a contract between USS Product Carriers LLC (“Product Carriers”), a wholly-owned subsidiary of U.S. Shipping Partners L.P. (the “Partnership”), and National Steel and Shipbuilding Company (“NASSCO”), a subsidiary of General Dynamics Corporation (“General Dynamics”) as assigned to APT with respect to five tankers pursuant to the Assignment and Assumption Agreement between Product Carriers and APT on August 7, 2006 (the “Construction Contract Assignment”). Equity interests in APT were owned by affiliates of The Blackstone Group and Cerberus Capital Management, L.P. (“Class A Members”) and by Product Carriers (“Class B Member”). Several subsidiaries of APT have been formed to own the vessels constructed upon delivery and hold the charters entered into by APT. From APT’s formation through September 28, 2009, USS Product Manager LLC (“Product Manager”), a wholly-owned subsidiary of the Partnership, served as the manager and operator of APT’s vessels pursuant to a Management Agreement among APT, the Partnership and the subsidiaries of APT, as described in Note 9. On July 28, 2009 Product Carriers transferred its Class B membership interest to the Class A Members and Product Manager began the transition of manager and operator of APT to another operator chosen by APT. This transition was completed on September 29, 2009. Furthermore, the Company changed its name from USS Products Investor LLC to American Petroleum Tankers LLC on July 28, 2009.

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

Note 2 – Summary of Significant Accounting Policies

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

Revenue and Expense Recognition

Revenues from long-term time charters of vessels with fixed annual escalation clauses are recognized on a straight-line basis over the term of the contract. The Company currently has long-term charters on three vessels of two to seven years, and charters on two vessels of one year. Certain of the charter agreements allow the Company to prebill for charter fees one month in advance. Such prebillings are recognized as accounts receivable and unearned revenue. Based on the terms of the time charter agreements, expenses such as fuel, port charges, canal dues, and cargo handling operations are either paid by the customer or paid by the Company and reimbursed by the customer. Such expenses, if paid by the Company, are presented net of reimbursements from customers. All other expenses are recognized by the Company as incurred.

The charter agreements generally provide for a pro-rata adjustment to charter revenues for off-hire days due to the scheduled or unscheduled repair or maintenance of the vessels.

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

Derivative Instruments

The Company’s use of derivative instruments, principally an interest rate cap, is limited to non-trading purposes and is designed to manage exposure to interest rate risks. The Company recognizes all derivatives on the balance sheet at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. Derivatives that are not designated as hedges or are not effective hedges must be adjusted to fair value through earnings. If the derivative is an effective hedge, a change in the fair value of the derivative is recognized in Other Comprehensive Income (Loss) until the hedged item is reflected in earnings (cash flow hedge). The ineffective portion (that is, the change in fair value of the derivative that does not offset the change in fair value of the hedged item) of an effective hedge and the full amount of an ineffective hedge are immediately recognized in earnings.

The Company does not plan to hold or issue derivative financial instruments for trading purposes, but has not performed the activities necessary to qualify its interest rate cap for hedge accounting treatment.

Concentrations of Credit Risk

The Company places its temporary cash investments with high credit quality financial institutions. In 2012, the Company chartered its vessels to five customers for various charter periods, representing approximately 43%, 22%, 14%, 11%, and 10% of total revenues. In 2011, the Company chartered its vessels to four customers for various charter periods, representing approximately 49%, 19%, 19%, and 13% of total revenues. In 2010, the Company chartered its vessels to four customers, representing approximately 32%, 31%, 19% and 18% of total revenues. The Company monitors its credit risk by chartering to customers with a high credit quality. The Company regularly monitors its exposure to counterparty credit risk, ensuring that it only contracts with major institutions with strong credit ratings. The Company has outstanding trade receivables with three customers that represent 49%, 26%, and 25% of total Accounts Receivable at December 31, 2012, and 62%, 20%, and 18% at December 31, 2011.

Taxes

As a limited liability company, the Company is treated similar to a partnership for income tax purposes. Accordingly, the Company is generally not subject to federal and state taxes, and its profits and losses are passed directly to its members for inclusion in their respective income tax returns. The Company is subject to certain state franchise and other taxes, which are recorded as Operating Expenses when incurred.

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

Note 3 – Restricted Cash

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

Note 4 – Deferred Financing Costs, Net

The gross carrying amount and accumulated amortization of the Company’s deferred financing charges at December 31 are as follows:

	2012	2011
Gross carrying amount	$23,362	$23,983
Accumulated amortization	(16,908)	(14,397)

Total deferred financing costs, net	$6,454	$9,586

In connection with issuing the Notes on May 17, 2010, $10,407 of costs were capitalized as deferred financing costs and are being amortized over the five year term of the Notes using the effective interest method.

On August 13, 2009, the Company executed a senior secured loan facility, the “DVB Facility” and incurred $5,787 of deferred financing costs. With the issuance of the Notes on May 17, 2010, the DVB facility was prepaid with a portion of the proceeds, as discussed on Note 7. The remaining unamortized deferred financing costs in the amount of $4,826 were written off and recognized as a loss on extinguishment of debt.

The Company incurred costs of $1,536 through December 31, 2012 related to potential refinancing under the U.S. Title XI Federal Ship Financing Program. These costs were recognized as a write-off of Title XI deferred financing costs when our application was denied in November 2012.

Amortization of deferred financing costs of $2,511, $2,532, and $3,013, was recorded to Interest Expense during the years ended December 31, 2012, 2011, and 2010, respectively. Amortization of deferred financing costs related to financings associated with the construction of the vessels is included in interest expense, as further disclosed in Note 7.

The amortization expense for deferred financing costs for each of the succeeding fiscal years through December 31, 2016 is estimated to be as follows:

2013	$2,511
2014	2,511
2015	1,229
2016	203

Note 5 – Vessels and Equipment, Net

Vessels and Equipment, Net consists of the following at December 31:

	2012	2011

Vessels and equipment	$718,654	$718,654
Less accumulated depreciation	(73,096)	(49,394)

Total vessels and equipment, net	$645,558	$669,260

Depreciation of vessels was $23,702, $23,694, and $17,302 for the years ended December 31, 2012, 2011, and 2010, respectively.

Capitalized interest is recorded as part of the asset to which it relates and is amortized over the estimated useful life of the asset. Interest expense of $5,988 was capitalized in 2010.

Note 6 – Lease Receipts

The Company currently leases its vessels on a time charter basis. The Golden State, delivered and placed in service in January 2009, is operating under a seven year time charter with three extension options exercisable by the charterer of one year each. The Pelican State, delivered in June 2009 and placed in service in July 2009, is operating under a three year time charter with two extension options of one year each that commenced in July 2012. The Sunshine State, delivered in December 2009 and placed in service in January 2010, is operating under a two year charter that began in January 2013. The Empire State and Evergreen State, delivered and placed in service in July and December 2010, respectively, are operating under one year time charters, with three one year extension options and one 11 month extension option exercisable by the charterer. Charters for the Empire State and Evergreen State with the Military Sealift Command department of the U.S. Navy are subject to termination for default based upon performance or termination for the convenience of the U.S. Government. Future minimum annual receipts required under operating leases that have initial or remaining noncancelable lease terms in excess of one year, excluding renewal options, as of December 31, 2012 (including the Sunshine State charter that was entered into in June 2012 but began in January 2013) are summarized as follows:

2013	$59,985
2014	61,212
2015	32,469
2016	810

$154,476

Note 7 – Long-Term Debt

Long-term debt consists of the following at December 31:

	2012	2011
Notes, net of $3,400 and $4,857 unamortized original issuance discount at December 31, 2012 and 2011, respectively	$254,600	$253,143
Sponsor Facility	455,530	405,998

	$710,130	$659,141

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

Prior to May 1, 2012, the Notes could be redeemed in part or in full at a redemption price equal to 100% of the principal amount, plus a make-whole premium calculated in accordance with the indenture governing the Notes and accrued and unpaid interest. In addition, prior to May 1, 2012, a portion of the Notes could be redeemed at: (a) 110.25% plus accrued and unpaid interest with the net proceeds of certain equity offerings, provided that at least 65% of the Notes remain outstanding, and/or (b) 103% plus accrued and unpaid interest provided that not more than 10% of the original aggregate principal amount of the Notes issued is redeemed during any twelve month period. On or after May 1, 2012, the Notes could be redeemed in part or in full at the following percentages of the outstanding principal amount prepaid plus accrued and unpaid interest: 105.125% prior to May 1, 2013; 102.563% prior to May 1, 2014; and 100% on or after May 1, 2014.

Under the terms of the indenture governing the Notes, the Company could redeem up to 10% of the original issue amount in a twelve month period prior to May 1, 2012 at 103%. On March 28, 2011, the Company provided notice to the trustee that, pursuant to the indenture, the Company would redeem $27,000 of the principal amount of the Notes, unconditionally. The redemption was completed on April 28, 2011 with the principal payment of $27,000 plus debt prepayment fees of $810 and accrued interest of $1,361. As a result, the Company recognized a loss on redemption of the Notes of $2,220 in the second quarter of 2011, representing the debt prepayment fees of $810, write-off of deferred financing costs of $787, and write-off of discounts on notes issued of $623. No debt was repaid in 2012.

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

In 2012, the Company recorded $49,532 for paid-in-kind interest that was capitalized in the Sponsor Facility balance, including a paid-in-kind interest accrual of $33,743 at December 31, 2012. In 2011, the Company recorded $44,038 for paid-in-kind interest that was capitalized in the Sponsor Facility balance, including an interest-in-kind accrual of $30,074 at December 31, 2011. In 2010, the Company recorded $32,279 for paid-in-kind interest that was capitalized in the Sponsor Facility balance, including a paid-in-kind interest accrual of $26,812 at December 31, 2010. The Company estimates total paid-in-kind interest of $332,699 to be capitalized under the amended Sponsor Facility for the period May 5, 2010 through May 5, 2016. The Sponsor Facility is secured by substantially all of the assets of APT Parent and its subsidiaries on a second priority basis.

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

The maturities of long-term debt subsequent to December 31, 2012, excluding accreted interest on the Sponsor Facility are as follows:

2015	$258,000
2016	455,530

$713,530

A reconciliation of Interest Expense for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Cash paid for interest - other (1)	$26,445	$27,806	$15,352
Paid-in-kind interest to members	49,532	44,038	32,279
Amortization of deferred financing costs	2,511	2,532	3,013
Amortization of discounts on notes issued	1,457	1,495	997
Administrative fee to members	300	300	300
Change in interest accrual	—	(461)	4,359

Gross interest expense	80,245	75,710	56,300
Less capitalized interest	—	—	(5,988)

Net Interest Expense	$80,245	$75,710	$50,312

(1)	Represents additional cash flow disclosures.

Note 8 – Capital Structure and Limited Liability Company Agreement

The Company was formed on August 7, 2006 for purposes of financing the construction of and operating five tankers pursuant to the NASSCO contract. The Class A Members and Class B Member provided $105,000 and $70,000, respectively, of equity financing to the Company.

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

Note 9 – Related Party Transactions

USS Entities

Until July 28, 2009, Product Manager managed the construction of, and until September 28, 2009 the operation of, the tankers for the Company. Product Manager earned $250 during 2010 for the cost savings realized in the construction of one vessel completed in 2010 which is reported in Accrued Expenses and Other Liabilities in the accompanying Consolidated Balance Sheets at December 31, 2012 and 2011. During 2011 and 2010, the Company reimbursed the Partnership $70 and $166, respectively, for expenses paid on behalf of the Company.

Blackstone/Cerberus Entities

The Company pays an annual administration fee of $300 for the Sponsor Facility to an affiliate of certain of the Class A Members. This fee is recognized as a component of interest expense in the accompanying consolidated financial statements as further disclosed in Note 7.

Also disclosed in Note 7, in 2012, the Company recorded $49,532 for paid-in-kind interest to members that was capitalized in the Sponsor Facility balance, including a paid-in-kind interest accrual of $33,743 at December 31, 2012. In 2011, the Company recorded $44,038 for paid-in-kind interest to members that was capitalized in the Sponsor Facility balance, including a paid-in-kind interest accrual of $30,074 at December 31, 2011. In 2010, the Company recorded $32,279 for paid-in-kind interest to members that was capitalized in the Sponsor Facility balance, including a paid-in-kind interest accrual of $26,812 at December 31, 2010. The Company estimates total paid-in-kind interest of $332,699 to be capitalized under the amended Sponsor Facility for the period May 5, 2010 through May 5, 2016.

Note 10 – Derivative Instruments

Effective April 1, 2007, the Company entered into a nine-year interest rate cap, with a notional amount of $100,000, for $1,924, including transaction fees. This interest rate cap of the three-month U.S. Dollar LIBOR of 6.0% was designed to manage exposure to interest rate risks.

The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings, as the Company did not designate the interest rate cap as a hedge. The fair market value of the interest rate cap at December 31, 2012 and 2011 was $25 and $248, respectively, and is recorded as a long-term asset in Other Assets in the accompanying Consolidated Balance Sheets. The change in the fair value of the derivative financial instrument of $223, $718 and $1,561 for the years ended December 31, 2012, 2011, and 2010, respectively, was recorded to Derivative Losses.

Note 11 – Fair Value of Financial Instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments are set forth below:

•

Cash and cash equivalents and restricted cash—the carrying amounts approximate fair value because of the relatively short time between the origination of the instrument and its expected realization. If this instrument were measured at fair value it would be classified as Level 1 in the fair value hierarchy.

•

Derivative financial instruments—the fair value of the interest rate cap is developed from market-based inputs under the income approach, as obtained from a brokerage agency, using cash flows discounted at relevant market interest rates.

•

Long-term debt—The fair value of debt is estimated based on each obligation’s characteristics, using the borrowing rates currently available for the same or similar issues for debt of the same remaining maturities, and discounted back to the present value. The Company regularly monitors its credit risk in evaluating its fair value of long-term debt. Significant factors evaluated include changes in margin on its various loans and its ability to make future debt payments. For registered debt the fair value is also based on quoted prices in inactive markets. At December 31, 2012, the carrying value and estimated fair value of the Company’s debt was $710,130 and $753,533, respectively. At December 31, 2011, the carrying value and estimated fair value of the Company’s debt was $659,141 and $693,291, respectively.

The following valuation hierarchy prioritizes the inputs for valuation used to measure fair value into three broad levels as follows:

Level 1: Quoted market prices in active markets for identical assets or liabilities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

Level 3: Unobservable inputs that are not corroborated by market data.

The Company utilizes the best available information in measuring fair value. The Company has determined that its interest rate cap and long-term debt are valued using Level 2 inputs.

Note 12 – Commitments and Contingencies

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

Note 13 – Retirement Benefits and Deferred Compensation

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

Note 14 – Financial Information by Segments and Geographic Area

The Company’s business is to charter its tankers primarily in the U.S. domestic Jones Act trades to customers in the petroleum industry to and from destination points in the coastwise United States. Each of the Company’s vessels represents an operating segment. These segments are aggregated into one reportable segment because they possess similar economic characteristics and all vessels are of the same design and carry petroleum products, crude oil, and/or chemicals in the U.S. coastwise trade. Two of our vessels also operate worldwide, depending on the needs of MSC.

Note 15 – Guarantor Subsidiaries

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

Parent is a holding company whose only asset is its ownership interests in its subsidiaries. The Company conducts virtually all of its business operations through APT Parent and its subsidiaries. The activities for the Subsidiary Issuers relate only to the issuance and servicing of the Notes and payroll for administrative personnel. Accordingly, the Company’s only material sources of cash are dividends and distributions with respect to its ownership interests in APT and the subsidiaries of Intermediate Holdco that are derived from the earnings and cash flow generated by APT and the subsidiaries of Intermediate Holdco. Through December 31, 2012, no dividends have been paid.

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

	Consolidating Balance Sheet
	as of December 31, 2012
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$186	$60,962	$—	$61,148
Accounts receivable	—	—	8,497	—	8,497
Prepaid expenses and other current assets	—	52	2,210	—	2,262

Total Current Assets	—	238	71,669	—	71,907
Receivables due from affiliates, net	—	166,394	—	(166,394)	—
Deferred financing costs, net	—	4,487	1,967	—	6,454
Investment in affiliates	2,099	90,809	—	(92,908)	—
Other assets	—	112	2,878	—	2,990
Vessels and equipment, net	—	—	645,558	—	645,558

Total Assets	$2,099	$262,040	$722,072	$(259,302)	$726,909

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$933	$4,317	$—	$5,250
Accrued interest	—	4,408	—	—	4,408
Unearned revenue	—	—	5,022	—	5,022

Total Current Liabilities	—	5,341	9,339	—	14,680
Payables due to affiliates, net	—	—	166,394	(166,394)	—
Long-term debt	—	254,600	455,530	—	710,130

Total Liabilities	—	259,941	631,263	(166,394)	724,810
Members’ Equity	2,099	2,099	90,809	(92,908)	2,099

Total Liabilities and Members’ Equity	$2,099	$262,040	$722,072	$(259,302)	$726,909

	Consolidating Balance Sheet
	as of December 31, 2011
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
Assets
Cash and cash equivalents	$—	$637	$30,765	$—	$31,402
Accounts receivable	—	—	9,820	—	9,820
Prepaid expenses and other current assets	—	35	3,038	—	3,073

Total Current Assets	—	672	43,623	—	44,295
Receivables due from affiliates, net	—	195,743	—	(195,743)	—
Deferred financing costs, net	—	7,031	2,555	—	9,586
Investment in affiliates	54,022	108,490	—	(162,512)	—
Other assets	—	196	3,071	—	3,267
Vessels and equipment, net	—	—	669,260	—	669,260

Total Assets	$54,022	$312,132	$718,509	$(358,255)	$726,408

Liabilities and Members’ Equity
Accrued expenses and other liabilities	$—	$559	$3,649	$—	$4,208
Accrued interest	—	4,408	—	—	4,408
Unearned revenue	—	—	4,629	—	4,629

Total Current Liabilities	—	4,967	8,278	—	13,245
Payables due to affiliates, net	—	—	195,743	(195,743)	—
Long-term debt	—	253,143	405,998	—	659,141

Total Liabilities	—	258,110	610,019	(195,743)	672,386
Members’ Equity	54,022	54,022	108,490	(162,512)	54,022

Total Liabilities and Members’ Equity	$54,022	$312,132	$718,509	$(358,255)	$726,408

	Consolidating Statement of Operations
	For the Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated

Revenues	$—	$—	$94,827	$—	$94,827

Expenses:
Vessel operating expenses	—	—	35,405	—	35,405
General and administrative expenses	—	2,797	—	—	2,797
Depreciation and amortization	—	84	23,702	—	23,786
Management fees	—	—	2,760	—	2,760

Total expenses	—	2,881	61,867	—	64,748

Operating (loss) income	—	(2,881)	32,960	—	30,079

Other income (expense):
Interest income	—	—	2	—	2
Interest expense	—	(29,825)	(50,420)	—	(80,245)
Write-off of Title XI deferred financing costs	—	(1,536)	—	—	(1,536)
Equity in (losses) income of subsidiaries	(51,923)	(17,681)	—	69,604	—
Derivative losses	—	—	(223)	—	(223)

Net (loss) income	$(51,923)	$(51,923)	$(17,681)	$69,604	$(51,923)

	Consolidating Statement of Operations
	For the Year Ended December 31, 2011
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated

Revenues	$—	$—	$106,282	$—	$106,282

Expenses:
Vessel operating expenses	—	—	34,306	—	34,306
General and administrative expenses	—	2,072	174	—	2,246
Depreciation and amortization	—	56	23,693	—	23,749
Management fees	—	—	2,969	—	2,969

Total expenses	—	2,128	61,142	—	63,270

Operating (loss) income	—	(2,128)	45,140	—	43,012

Other income (expense):
Interest income	—	4	3	—	7
Interest expense	—	(30,784)	(44,926)	—	(75,710)
Debt extinguishment expense	—	(2,220)	—	—	(2,220)
Equity in (losses) income of subsidiaries	(35,629)	(501)	—	36,130	—
Derivative losses	—	—	(718)	—	(718)

Net (loss) income	$(35,629)	$(35,629)	$(501)	$36,130	$(35,629)

	Consolidating Statement of Operations
	For the Year Ended December 31, 2010
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated

Revenues	$—	$—	$63,600	$—	$63,600

Expenses:
Vessel operating expenses	—	—	24,771	—	24,771
General and administrative expenses	—	694	1,364	—	2,058
Depreciation	—	—	17,302	—	17,302
Management fees	—	—	2,489	—	2,489

Total expenses	—	694	45,926	—	46,620

Operating (loss) income	—	(694)	17,674	—	16,980

Other income (expense):
Interest income	—	123	2	—	125
Interest expense	—	(18,769)	(31,543)	—	(50,312)
Debt extinguishment expense	—	—	(7,640)	—	(7,640)
Equity in losses of subsidiaries	(42,408)	(23,068)	—	65,476	—
Derivative losses	—	—	(1,561)	—	(1,561)

Net loss	$(42,408)	$(42,408)	$(21,068)	$65,476	$(42,408)

	Consolidating Statement of Cash Flows For the Year Ended December 31, 2012
	Parent	Subsidiary	Guarantor	Consolidating
	(Guarantor)	Issuers	Subsidiaries	Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(51,923)	$(51,923)	$(17,681)	$69,604	$(51,923)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	—	—	(30)	—	(30)
Depreciation and amortization	—	84	23,702	—	23,786
Amortization of deferred financing costs	—	1,923	588	—	2,511
Amortization of discount on notes issued	—	1,457	—	—	1,457
Equity in losses of subsidiaries	51,923	17,681	—	(69,604)	—
Write-off of deferred financing costs	—	1,536	—	—	1,536
Derivative losses	—	—	223	—	223
Interest paid-in-kind	—	—	49,532	—	49,532
Changes in current assets and liabilities:
Accounts receivables	—	—	1,323	—	1,323
Prepaid expenses and other current assets	—	(17)	828	—	811
Accrued expenses and other liabilities	—	374	668	—	1,042
Unearned revenue	—	—	393	—	393
Change in receivables due from/ payables due to affiliates, net	—	29,349	(29,349)	—	—

Net cash provided by operating activities	—	464	30,197	—	30,661

FINANCING ACTIVITIES:
Payment of debt issuance costs	—	(915)	—	—	(915)

Net cash used in financing activities	—	(915)	—	—	(915)

Net increase in cash and cash equivalents	—	(451)	30,197	—	29,746
Cash and cash equivalents at beginning of year	—	637	30,765	—	31,402

Cash and cash equivalents at end of year	$—	$186	$60,962	$—	$61,148

	Consolidating Statement of Cash Flows For the Year Ended December 31, 2011
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(35,629)	$(35,629)	$(501)	$36,130	$(35,629)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Straight-line charter revenues	—	—	(216)	—	(216)
Depreciation and amortization	—	56	23,693	—	23,749
Amortization of deferred financing costs	—	1,944	588	—	2,532
Amortization of discount on notes issued	—	1,495	—	—	1,495
Equity in losses of subsidiaries	35,629	501	—	(36,130)	—
Debt prepayment penalty fees	—	810	—	—	810
Write-off of deferred financing costs	—	787	—	—	787
Write-off of discount on notes issued	—	623	—	—	623
Derivative losses	—	—	718	—	718
Interest paid-in-kind	—	—	44,038	—	44,038
Changes in current assets and liabilities:
Accounts receivables	—	—	1,275	—	1,275
Prepaid expenses and other current assets	—	(35)	(2,585)	—	(2,620)
Accrued expenses and other liabilities	—	(608)	(1,661)	—	(2,269)
Unearned revenue	—	—	121	—	121
Change in receivables due from/payables due to affiliates, net	—	24,130	(24,130)	—	—

Net cash (used in) provided by operating activities	—	(5,926)	41,340	—	35,414

INVESTING ACTIVITIES:
Vessel and equipment additions	—	—	(1,006)	—	(1,006)
Software additions	—	(252)	—	—	(252)
Deposits of restricted cash	—	(4)	—		(4)
Withdrawals of restricted cash	—	7,927	—	—	7,927

Net cash provided by (used in) investing activities	—	7,671	(1,006)	—	6,665

FINANCING ACTIVITIES:
Receipts from (payments to) affiliates	—	27,810	(27,810)	—	—
Payment on long-term debt	—	(27,000)	—	—	(27,000)
Debt prepayment penalty fees	—	(810)	—	—	(810)
Payment of debt issuance costs	—	(1,108)	—	—	(1,108)

Net cash used in financing activities	—	(1,108)	(27,810)	—	(28,918)

Net increase in cash and cash equivalents	—	637	12,524	—	13,161
Cash and cash equivalents at beginning of year	—	—	18,241	—	18,241

Cash and cash equivalents at end of year	$—	$637	$30,765	$—	$31,402

	Consolidating Statement of Cash Flows For the Year Ended December 31, 2010
	Parent (Guarantor)	Subsidiary Issuers	Guarantor Subsidiaries	Consolidating Adjustments	Consolidated
OPERATING ACTIVITIES:
Net loss	$(42,408)	$(42,408)	$(23,068)	$65,476	$(42,408)
Adjustments to reconcile net loss to net cash provided by operating activities:
Straight-line charter revenues	—	—	(1,148)	—	(1,148)
Depreciation and amortization	—	—	17,302	—	17,302
Amortization of deferred financing costs	—	1,261	1,752	—	3,013
Amortization of discount on notes issued	—	997	—	—	997
Equity in losses of subsidiaries	42,408	23,068	—	(65,476)	—
Debt prepayment penalty fees	—	—	2,814	—	2,814
Write-off of deferred financing costs	—	—	4,826	—	4,826
Write-off of discount on notes issued	—	—	—	—	—
Derivative losses	—	—	1,561	—	1,561
Interest paid-in-kind	—	—	32,279	—	32,279
Changes in current assets and liabilities:
Accounts receivables	—	—	(6,578)	—	(6,578)
Prepaid expenses and other current assets	—	—	(47)	—	(47)
Accrued expenses and other liabilities	—	5,550	(940)	—	4,610
Unearned revenue	—	—	1,217	—	1,217
Change in receivables due from/payables due to affiliates, net	—	11,898	(11,898)	—	—

Net cash provided by operating activities	—	366	18,072	—	18,438

INVESTING ACTIVITIES:
(Payments to) receipts from affiliates for construction payment	—	(162,100)	162,100	—	—
Vessel additions	—	—	(170,387)	—	(170,387)
Deposits of restricted cash	—	(170,023)	(800)		(170,823)
Withdrawals of restricted cash	—	162,100	3,600	—	165,700

Net cash used in investing activities	—	(170,023)	(5,487)	—	(175,510)

FINANCING ACTIVITIES:
Proceeds from the issuance of debt	—	277,029	—	—	277,029
(Payments to) receipts from affiliates	—	(97,481)	97,481	—	—
Payment on long-term debt	—	—	(96,904)	—	(96,904)
Debt prepayment penalty fees	—	—	(2,814)	—	(2,814)
Payment of debt issuance costs	—	(9,891)	—	—	(9,891)

Net cash provided by (used in) financing activities	—	169,657	(2,237)	—	167,420

Net increase in cash and cash equivalents	—	—	10,348	—	10,348
Cash and cash equivalents at beginning of year	—	—	7,893	—	7,893

Cash and cash equivalents at end of year	$—	$—	$18,241	$—	$18,241

Note 16 – Subsequent Events

The Company evaluated events and transactions that occurred during the period from December 31, 2012, the date of the balance sheet, through March 28, 2013, the date of issuance of the consolidated financial statements, and identified the following events or transactions that should be disclosed:

On March 18, 2013, the Company reached a final settlement with NASSCO under the Construction Contract Assignment. The Company and NASSCO executed a mutual release of all claims, and the Company made a final payment to NASSCO of $118. The Company will record a gain on the settlement of up to $1.7 million in the first quarter of 2013.

*****

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of APT’s disclosure controls and procedures

As of the end of the period covered by this annual report, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined under the Securities and Exchange Commission rules) was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer. The Company’s disclosure controls and procedures are designed to ensure that information that the Company must disclose in its reports filed under the Securities Act of 1934 is communicated and processed in a timely manner. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. During our fiscal quarter ended December 31, 2012, no changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Management and Board of Directors

The following table provides information about our directors and executive officers as of March 28, 2013. Our executive officers are our only employees.

Our day to day technical operations are supervised and managed by our Manager pursuant to various agreements with our Manager, which are described elsewhere in this annual report. See “Item 1. Business—Our Manager.”

Name	Age	Position
Robert K. Kurz	56	Chief Executive Officer
Philip J. Doherty	54	Chief Financial Officer
David I. Foley	45	Director
Sean T. Klimczak	35	Director

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

Sean T. Klimczak is a Senior Managing Director in the Private Equity Group and is based in New York. Since joining Blackstone in 2005, Mr. Klimczak has been involved in the execution of several Blackstone investments, including various Sithe Global investments (including Goreway, Bujagali, GNP Mariveles and SKS), Cheniere Energy Partners, PQ Energy, Meerwind, Transmission Developers, American Petroleum Tankers and The Weather Channel. Before joining Blackstone, Mr. Klimczak was an Associate at Madison Dearborn Partners. Prior to that, Mr. Klimczak worked in the Mergers & Acquisitions department of Morgan Stanley & Company’s Investment Banking Division. Mr. Klimczak received a BBA in Finance and Business Economics from the University of Notre Dame, where he graduated summa cum laude and was elected to Beta Gamma Sigma, and an MBA with High Distinction from Harvard Business School, where he graduated with the highest academic standing in his class and was selected as a Baker Scholar, a John L. Loeb Fellow, a Henry Ford II Scholar, and a William J. Carey Scholar. Mr. Klimczak serves as a director of Sithe Global, Cheniere Energy Partners, PQ Energy, Meerwind, Transmission Developers, American Petroleum Tankers, The Weather Channel and The Blackstone Charitable Foundation. Mr. Klimczak brings to our board his significant investment experience with Blackstone and oversees Blackstone’s investment in the Company. In his role at Blackstone, he has overseen numerous portfolio companies and has significant knowledge regarding the numerous financial, operational, acquisition-related and other issues faced by similarly situated companies.

Code of Ethics

As of December 31, 2012, the Company has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, given the Company’s limited number of executive officers.

Audit Committee

Mr. Klimczak serves as sole member of our audit committee and is the audit committee financial expert.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

This section discusses the principles underlying our executive compensation policies and decisions. It provides qualitative information regarding the manner in which compensation is earned by our executive officers and places in context the data presented in the tables that follow. In addition, in this section, we address the compensation paid or awarded during fiscal year 2012 to two employees: Robert K. Kurz, our Chief Executive Officer (principal executive officer), and Philip J. Doherty, our Chief Financial Officer (principal financial officer and principal accounting officer).

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

In fiscal year 2012, the principal elements of our compensation for our executive officers were:

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

Mr. Kurz and Mr. Doherty were hired in January 2010 and September 2010, respectively. In 2012, Mr. Kurz had a base salary of $400,000. Mr. Doherty had a base salary of $230,000. Both executives are eligible for increases in base salary in 2013.

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

For fiscal 2012, the annual bonus target for Mr. Kurz was 50% of his annual base salary and for Mr. Doherty the annual bonus target was 35% of his annual base salary. The board of directors, may, in its discretion, award annual cash bonuses in excess of such targets.

For fiscal 2012, at the discretion of the board of directors, Mr. Kurz was awarded a bonus of $300,000, payable in 2013. This bonus was awarded to Mr. Kurz for overseeing our continuing efforts to improve our operational efficiency and strategic position.

For fiscal 2012, at the discretion of the board of directors, Mr. Doherty was awarded a bonus of $80,500 payable in 2013, consisting of 35% of his base salary. The bonus was awarded to Mr. Doherty for overseeing our continuing efforts to improve our financial position.

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

Name and Principal Position	Year	Salary (1)	Bonus	Membership Interest Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation (2)	Total

Robert K. Kurz,	2012	$400,000	$300,000	—	—	—	—	$11,250	$711,250
Chief Executive Officer	2011	375,000	275,000	—	—	—	—	11,000	661,000
	2010	341,346	250,000	—	—	—	—	10,968	602,314

Philip J. Doherty	2012	$230,000	$80,500	—	—	—	—	$11,250	$321,750
Chief Financial Officer	2011	215,000	75,250	—	—	—	—	11,000	301,250
	2010	71,589	25,000	—	—	—	—	5,317	101,905

(1)	Mr. Kurz started with the Company in early January 2010, and the table shows the pro rata portion of his $350,000 annual salary that he actually earned. Mr. Doherty was hired in September 2010, and the table shows the pro rata portion of his $215,000 annual salary that he actually earned.
(2)	The amounts shown represent contributions by the Company to both of our executive officers’ 401(k) plans in 2012, 2011 and 2010.

Summary of Employment Agreements

Mr. Kurz entered into an employment agreement with us on December 30, 2009. The initial term of Mr. Kurz’s agreement was for one year, and the agreement automatically extends for successive one-year terms unless either party provides notice of non-extension at least 60 days prior to the expiration of the then one-year term. Mr. Kurz receives a base salary of $400,000, subject to review and increase or decrease, from time to time, by the managing member, and an annual bonus of up to 50% of his base salary. Mr. Kurz is entitled to employee benefits (including health insurance) and reimbursement for all appropriate business expenses in connection with his duties and in accordance with our policies.

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

Mr. Doherty entered into an employment agreement with us on August 9, 2010. The initial term of Mr. Doherty’s agreement was for one year, and the agreement automatically extends for successive one-year terms unless either party provides notice of non-extension at least 60 days prior to the expiration of the then one-year term. Mr. Doherty receives a base salary of $230,000, subject to annual review and increase or decrease from time to time, by APT Parent, and an annual bonus of up to 35% of his base salary. Mr. Doherty is entitled to employee benefits (including health insurance) and expense reimbursement for all appropriate business expenses in connection with his duties and in accordance with our policies.

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

The following table sets forth information with respect to the beneficial ownership of Holding as of March 28, 2013 by each person who is known by us to beneficially own 5% or more of Holding’s membership interests. None of our directors or executive officers are beneficial owners of any of the membership interests of Holding or its subsidiaries. Holding is a member-managed LLC and has two classes of membership interests: Class A membership interests and Class B membership interests. Both the Class A membership interests and Class B membership interests have the right to appoint our directors, who in turn, have the right to approve certain actions by our managing member. Blackstone Capital Partners V USS L.P. is the managing member of Holding.

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

Secured Notes Facility Agreement

On August 7, 2006, APT and certain of its subsidiaries entered into the Sponsor Facility. The lenders under the Sponsor Facility, who are our Sponsors and affiliates of our Sponsors, are our equity owners. The Sponsor Facility provides secured financing in a principal amount of up to $325 million, subject to certain borrowing limitations. As of December 31, 2012, the principal amount outstanding was approximately $455.5 million. This indebtedness bears interest at a fixed rate of 12.0% with an effective rate of 12.17% payable in kind. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Long Term Debt.” for additional information.

In 2012, 2011 and 2010, APT paid an annual administration fee of $0.3 million for the Sponsor Facility to Blackstone Corporate Debt Administration L.L.C., an affiliate of Blackstone. In 2010, the Company recorded $32.3 million for paid-in-kind interest that was capitalized in the Sponsor Facility balance, including an accrual of $26.8 million at December 31, 2010. For the year ended 2011, the Company recorded $44.0 million for paid-in-kind interest that was capitalized in the Sponsor Facility balance, including an accrual of $30.1 million at December 31, 2011. For the year ended 2012, the Company recorded $49.5 million for paid-in-kind interest that was capitalized in the Sponsor Facility balance, including an accrual of $33.7 million at December 31, 2012.

We have not adopted any formal policies or procedures for review, approval or ratification of transactions with related persons.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional services rendered by Deloitte and Touche LLP for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2012 and 2011.

	2012	2011
Audit fees	$234	$395

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

Reports of Independent Registered Public Accounting Firm

Holding

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Members’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010

(a)(2) Financial Statement Schedules

The information required to be submitted in the Financial Statement Schedules for Holding and consolidated subsidiaries has either been shown in the financial statements or notes, or is not applicable or required under Regulation S-X; therefore, those schedules have been omitted.

(a)(3) Exhibits

Exhibit Number	Description

3.1 (a)	Certificate of Formation of American Petroleum Tankers Parent LLC

3.2 (a)	Limited Liability Company Agreement of American Petroleum Tankers Parent LLC

3.3 (a)	Certificate of Incorporation of AP Tankers Co.

3.4 (a)	Bylaws of AP Tankers Co.

3.5 (a)	Certificate of Formation of American Petroleum Tankers Holding LLC

3.6 (a)	Limited Liability Company Agreement of American Petroleum Tankers Holding LLC

3.7 (a)	Certificate of Amendment to Certificate of Formation of American Petroleum Tankers LLC (f/k/a USS Products Investor LLC)

3.8 (a)	Amended and Restated Limited Liability Company Agreement of American Petroleum Tankers LLC

3.9 (a)	Certificate of Formation of APT Intermediate Holdco LLC

3.10 (a)	Amended and Restated Limited Liability Company Agreement of APT Intermediate Holdco LLC

3.11 (a)	Certificate of Formation of JV Tanker Charterer LLC

3.12 (a)	Second Amended and Restated Limited Liability Company Agreement of JV Tanker Charterer LLC

3.13 (a)	Certificate of Formation of PI 2 Pelican State LLC

3.14 (a)	Amended and Restated Limited Liability Company Agreement of PI 2 Pelican State LLC

3.15 (a)	Certificate of Formation of APT Sunshine State LLC

3.16 (a)	Limited Liability Company Agreement of APT Sunshine State LLC

4.1 (a)	Indenture, dated May 17, 2010 by and among American Petroleum Tankers Parent LLC, AP Tankers Co., the Guarantors named therein, and The Bank of New York Mellon Trust Company, N.A., as Trustee

4.2 (a)	Form of 10.25% First Priority Senior Secured Notes due 2015 (included in Exhibit 4.1)

4.3 (a)	Form of Guarantee (included in Exhibit 4.1)

4.4 (a)	Registration Rights Agreement, dated May 17, 2010, by and among American Petroleum Tankers Parent LLC, AP Tankers Co., the Guarantors named therein, and the Initial Purchasers

4.5 (a)	Subordination and Intercreditor Agreement, dated May 17, 2010, by and among the Subordinated Creditors named therein, The Bank of New York Mellon, The Bank of New York Mellon Trust Company, N.A., APT Parent, AP Tankers Co. and the Guarantors

4.6 (a)	Security Agreement, dated as of May 17, 2010, by and among APT Parent, AP Tankers Co., the Guarantors and The Bank of New York Mellon Trust Company, N.A.

10.1 (a) +	Employment Agreement, dated December 30, 2009 as amended between American Petroleum Tankers LLC, American Petroleum Tankers Parent LLC and Robert K. Kurz

10.2 (a)+	Employment Agreement, dated August 9, 2010 between American Petroleum Tankers Parent LLC and Philip J. Doherty

10.3 (a)	Revolving Notes Facility Agreement, dated as of August 7, 2006 as amended by and among American Petroleum Tankers LLC (f/k/a USS Products Investor LLC), the Obligors named therein, the Lenders named therein, Blackstone Corporate Debt Administration L.L.C., as the Administrative Agent for the Lenders, JPMorgan Chase Bank, N.A., as the Security Agent and Lehman Brothers Inc., as Sole Lead Arranger and Sole Bookrunner

10.4 (a)	Amended and Restated Management and Construction Supervision Agreement, dated as of Mary 14, 2010, by and among Crowley Technical Management, Inc., American Petroleum Tankers LLC, American Petroleum Tankers Parent LLC and American Petroleum Tankers Holding LLC.

10.5 (a)	Form of Shipman Agreement (included in Exhibit 10.4)

10.6 (b)	Settlement Agreement and Release, dated July 10, 2009, by and among U.S. Shipping Partners L.P., USS Product Manager LLC, USS Product Carriers LLC, USS PC Holding Corp., Blackstone Corporate Debt Administration L.L.C., the Blackstone Funds, Cerberus Partners L.P., Styx Partners, L.P., A3 Funding LP and American Petroleum Tankers LLC (f/k/a USS Products Investor LLC)

10.7 (b)	Solicitation, Offer and Award, dated August 31, 2006, by and among MSC and American Petroleum Tankers LLC (as successor in interest to USS Product Carriers LLC), as amended

10.8 (d)	Time Charterparty, dated December 8, 2006, by and among BP West Coast Products LLC and JV Tanker Charterer LLC

10.9 (c)	Time Charter Party, dated June 29, 2012, by and among Chevron USA Inc. and APT Sunshine State LLC, as amended

10.10 (d)	Time Charter Party, dated October 2, 2007, by and among Marathon Petroleum Company LLC and PI 2 Pelican State LLC (as successor in interest to USS Products Investor LLC)

10.11 (e)+	Deferred Compensation Agreement between American Petroleum Tankers Parent LLC and Robert K. Kurz

10.12 (h)	Time Charter Party, dated December 2011, between PI 2 Pelican State LLC, American Petroleum Tankers Parent LLC and Shell

10.13 (f)	Amendment of Solicitation/Modification of Contract, dated as of December 19, 2011 between American Petroleum Tankers LLC and MSC

12.1 (g)	Computation of Ratio of Earnings to Fixed Charges

21.1 (a)	Subsidiaries of the Registrant

31.1 (g)	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 (g)	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 (g)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 (g)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 (g)	The following materials from American Petroleum Tankers Parent LLC’s Annual Report on Form 10-K for the year ended December 31, 2011 are furnished herewith, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2011 and December 31, 2010, (ii) the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009, (iii) the Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009, and (iv) the Notes to Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009,.

(a)	Previously filed as an exhibit to the Registration Statement on Form S-4 (Reg. No. 333-171331) originally filed with the SEC on December 21, 2010.
(b)	Previously filed as an exhibit to Amendment No. 1 to the Registration Statement of Form S-4 (Reg. No. 333-171331), originally filed with the SEC on February 3, 2011.
(c)	Previously filed as an exhibit to the quarterly report Form 10-Q, originally filed with the SEC on November 13, 2012. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
(d)	Previously filed as an exhibit to Amendment No. 5 to the Registration Statement on Form S-4 (Reg. No. 333-171331), originally filed with the SEC on April 8, 2011. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.

(e)	Previously filed as an exhibit to the current report on Form 8-K (Reg. No. 333-171331), originally filed with the SEC on October 14, 2011.
(f)	Previously filed as an exhibit to the current report on Form 8-K (Reg. No. 333-171331), originally filed with the SEC on December 23, 2011.
(g)	Filed herewith.
(h)	Previously filed as an exhibit to the annual report on Form 10-K, originally filed with the SEC on March 30, 2012. Portions of this document have been omitted and filed separately with the SEC pursuant to a request for confidential treatment.
+	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN PETROLEUM TANKERS PARENT LLC

BY: AMERICAN PETROLEUM TANKERS HOLDING LLC

By:	/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer

Date:	March 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

AMERICAN PETROLEUM TANKERS PARENT LLC

BY: AMERICAN PETROLEUM TANKERS HOLDING LLC

/s/ Robert K. Kurz
Robert K. Kurz
Chief Executive Officer
(Principal Executive Officer)
Date: March 28, 2013

/s/ Philip J. Doherty
Philip J. Doherty Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)
Date: March 28, 2013

/s/ David I. Foley
David I. Foley
Director
Date: March 28, 2013

/s/ Sean T. Klimczak
Sean T. Klimczak
Director
Date: March 28, 2013

Supplemental Information to Be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report or proxy material will be provided to our security holder.